Form 10QSB
period 2007-01-31
K-Care Nutritional Products Inc.
filed 2007-05-08
CIK 1393109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ To ______________________

Commission file number 333-141271

K-CARE NUTRITIONAL PRODUCTS INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Unit D – 1275 East 27th Street	V7J 1S5
North Vancouver, British Columbia
(Address of principal executive offices)	(Zip Code)

(604) 986-0016
(Registrant’s telephone number, including area code)

______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ x ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ x ] Yes [ ] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 30, 2007, the registrant’s outstanding common stock consisted of 6,515,500 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements of K-Care Nutritional Products Inc. (the “Company”, “K-Care”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

K-Care Nutritional Products Inc.
(formerly Pooch Pal Beverages Inc.)
(A Development Stage Company)
(Unaudited)

January 31, 2007

K-Care Nutritional Products Inc.
(A Development Stage Company)
Balance Sheet
(Unaudited)

	January 31,	October 31,
	2007	2006

ASSETS
Current Assets
Cash	$7,791	$9,810
Inventory	331	–
Prepaid expenses	1,926	5,000
Total Assets	$10,048	$14,810

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$6	$12,984
Due to related parties	11,074	10,000
Total Current Liabilities	11,080	22,984

Contingencies and Commitments	–	–
Stockholders’ Deficit
Preferred stock, 20,000,000 shares authorized, par value of $0.0001;
No shares issued and outstanding	–	–
Common stock, 80,000,000 shares authorized, par value of $0.0001;
6,515,500 and 6,395,500 shares issued and outstanding, respectively	652	640
Additional paid-in capital	34,518	19,530
Deficit accumulated during the development stage	(36,202)	(28,344)
Total Stockholders’ Deficit	(1,032)	(8,174)
Total Liabilities and Stockholders’ Deficit	$10,048	$14,810

See accompanying summary of accounting policies and notes to financial statements

K-Care Nutritional Products Inc.
(A Development Stage Company)
Statements of Expenses
(Unaudited)

		May 8, 2006
	Three Months	(Inception)
	Ended	Through
	January 31,	January 31,
	2007	2007

Expenses

Consulting fees	$–	$5,300
General and administrative	4,698	8,626
Product development costs	3,161	4,648
Professional fees	–	17,628

Total Expenses	7,859	36,202

Net Loss	$(7,859)	$(36,202)

Net Loss Per Share – Basic and Diluted	$–

Weighted Average Shares Outstanding	6,456,304

See accompanying summary of accounting policies and notes to financial statements

K-Care Nutritional Products Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

		May 8, 2006
	Three Months	(Inception)
	Ended	Through
	January 31,	January 31,
	2007	2007
Operating Activities

Net loss	$(7,859)	$(36,062)
Adjustments to reconcile net loss to net cash used in
operating activities:
Donated rent and services	3,000	6,750
Changes in operating assets and liabilities
Prepaid expenses	3,074	(1,926)
Inventory	(331)	(331)
Accounts payable and accrued liabilities	(12,977)	(134)
Net Cash Used in Operating Activities	(15,093)	(31,703)
Financing Activities
Due to related parties	1,074	11,074
Proceeds from issuance of shares	12,000	28,420
Net Cash Provided by Financing Activities	13,074	39,494
Increase (Decrease) In Cash	(2,019)	7,791
Cash - Beginning of Period	9,810	–
Cash - End of Period	$7,791	$7,791
Supplemental Disclosures
Interest paid	$–	$–
Income tax paid	–	–

See accompanying summary of accounting policies and notes to financial statements

K-Care Nutritional Products Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Continuance of Business

K-Care was incorporated in Nevada on May 8, 2006, under the name Pooch Pal Beverages Inc., and changed its name to K-Care Nutritional Products Inc. on November 6, 2006. The Company focuses on developing a range of flavored bottled water products for dogs. The products will be sold over the internet initially and later through pet store retail outlets. The Company does not currently have any products for sale.

Basis of Presentation

The accompanying unaudited interim financial statements of K-Care have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with K-Care’s audited 2006 annual financial statements and notes thereto filed with the SEC on Form SB-2, which was declared effective March 23, 2007. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented, have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in K-Care’s 2006 annual financial statements have been omitted.

Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies K-Care will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should K-Care be unable to continue as a going concern. As at January 31, 2007, K-Care has a working capital deficiency, has not generated revenues and has accumulated losses of $36,062 since inception. The continuation of K-Care as a going concern is dependent upon the continued financial support from its shareholders, the ability of K-Care to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the K-Care’s ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

(a)	On January 31, 2007, K-Care owed its President $8,774 and a Director $2,300 for Company expenses paid by them. The amounts are non-interest bearing, unsecured and due on demand.

(b)	During the three-month period ended January 31, 2007, K-Care recognized $1,500 for donated services and $1,500 for donated rent, provided by its President.

NOTE 4 - COMMON STOCK

On December 15, 2006, K-Care sold 120,000 shares of common stock at $0.10 per share for $12,000.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION / PLAN OF OPERATIONS

Forward Looking Statements

This report on Form 10-QSB contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

Overview

K-Care Nutritional Products Inc. was incorporated as Nevada corporation on May 8, 2006 with our former name Pooch Pal Beverages Inc. On November 6, 2006 we changed our name to K-Care Nutritional Products Inc. We do not have any subsidiaries.

We are a “shell company” defined in Rule 405 under the Securities Act of 1933 and Rule 12b-2 under the Securities Exchange Act of 1934, since we have only conducted nominal operations and have only nominal assets.

As of January 31, 2007, we have not yet earned any revenues, have had operational losses to date and we have an accumulated deficit. As of January 31, 2007, we had net losses since inception in the amount of $36,062.

We expect to begin generating revenues beginning in Spring 2007. We intend to generate revenues from the sale of premium pet products including our bottled water for dogs.

We have had no revenues as of the end of our most recent fiscal year and we have only recently begun operations. We manufacture and intend to distribute water for dogs that contain nutritional supplements with added flavors. We have developed a website (www.poochpalpowerwater.com) to sell our water.

We have finalized the formula and have limited quantities of our first three flavors of bottled water for dogs. After we produce more quantities of these three flavors, we will continue to develop additional flavors.

Over the next twelve months our estimated operational expenses will be approximately $40,000 - $120,000. We have no revenues, have achieved losses since inception, and rely upon the sale of our securities to fund operations. We will be dependent on receiving suitable financing in order to maintain our operations and carry out our business plan. We currently do not have sufficient financing to undertake our business plan and there is no assurance that we will be able to obtain the necessary financing. Accordingly, there is uncertainty about our ability to continue in operation. If we cease our operation, you may lose your entire investment on our stock.

Our auditors have issued a going concern opinion. This means that there is substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

Description of Property

Our principal offices are located at Unit D – 1275 East 27th Street, North Vancouver, British Columbia, Canada V7J 1S5, and our telephone number is (604) 986-0016.

Results of Operations for the Three Months ended January 31, 2007 and for the period from May 8, 2006 (Date of Inception) to January 31, 2006

Since our inception on May 8, 2006 to January 31, 2007, we did not generate any revenues. For the three months ended January 31, 2007 we incurred a net loss of $7,859 and a net loss of $36,062 from May 8, 2006 (Date of Inception) to January 31, 2007. Our net loss per share was nil for the three months ended January 31, 2007 and nil for the period from May 8, 2006 (Date of Inception) to January 31, 2007.

Our total expenses were $7,859 for the three months ended January 31, 2007, including $3,161 in product development costs and $4,698 in general and administrative fees.

Our total expenses from May 8, 2006 (Date of Inception) to January 31, 2007, were $36,062, including $5,300 in consulting fees, $4,648 in product development costs, $17,628 in professional fees and $8,486 in general and administrative fees.

Our product development costs were $3,161 for the three months ended January 31, 2007 and $4,648 from May 8, 2006 (Date of Inception) to January 31, 2007. Our product development costs consisted primarily of costs associated with the production of the first three flavors of our flavored dog water.

Our general and administrative fees were $4,698 for the three months ended January 31, 2007 and $8,486 for the period from May 8, 2006 (Date of Inception) to January 31, 2007. Our rent was $1,500 and other general and administrative fees were $3,198 for the three months ended January 31, 2007. Our general and administrative expenses consist of marketing and promotion, tradeshow costs, travel, meals and entertainment, rent, office maintenance, communication expenses (cellular, internet, fax, telephone), office supplies, courier and postage costs, web development and office supplies.

For the three months ended January 31, 2007 our professional fees were nil and $17,628 for the period from May 8, 2006 (Date of Inception) to January 31, 2007. Our professional fees consisted primarily of legal, accounting and auditing fees.

For the three months ended January 31, 2007 our consulting fees were nil and $5,300 from May 8, 2006 (Date of Inception) to January 31, 2006.

Plan of Operation

We plan to grow our business to offer more flavors of bottled water for dogs and to increase our distribution channel throughout North America. We also plan on expanding our product line to include vitamin supplements and high-end dog treats.

Our corporate strategy for the next 12 months (beginning May 2007) includes the following:

  develop and refine further products;
  conduct further marketing research;
  improve packaging of our products;
  develop and improve flavors;
  develop vitamin supplement products;
  develop high-end dog treats;
  raise additional capital;
  hire a sales associate; and
  develop marketing materials.

  At present, our cash requirements for the next twelve months outweigh the funds available to maintain current operations. Our independent accountants, in their report accompanying our audited financial statements, have stated that there is substantial doubt about our ability to continue as a going concern.

  In order to fully carry out the mentioned above steps, we need an additional $40,000 to $120,000 of financing for the next 12 months. From June to September 2007, we intend to approach market makers and brokerages for additional financing.

  There is no assurance we will be successful in our efforts to secure additional equity or debit financing. If we are unable to raise equity or obtain alternative financing, we may not be able to continue operations with respect to the continued development and marketing of our website and our products and then we may have to cease development activities.

  If operations and cash flow improve through these efforts, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of our liquidity problems.

  The threat of our ability to continue as a going concern will be removed only when revenues have reached a level that sustains our business operations.

  Liquidity and Capital Resources

  As of January 31, 2007, we had a working capital deficit of $1,032. Our accumulated deficit was $36,202 as of January 31, 2007. Our net loss of $36,062 from May 8, 2006 (Date of Inception) to January 31, 2007 was mostly funded by our equity financing. During the three months ended January 31, 2007, we raised $12,000 in equity financing and $28,420 for the period from May 8, 2006 (Date of Inception) to January 31, 2007. The decrease in cash during the three months ended January 31, 2007 was $2,019.

  We used net cash of $15,093 in operations for the three months ended January 31, 2007. For the three months ended January 31, 2007, we received net cash of $1,074 from related parties and $12,000 from the issuance of our common stock. During the three months ended January 31, 2007, our monthly cash requirement was approximately $5,000 in operating activities. We currently do not have any investing activities. As at January 31, 2007 we had cash of $7,791, which we anticipate will cover our costs for approximately one and a half months according to our current monthly burn rate.

  We anticipate that after May 2007 our monthly expenses will increase to approximately $10,000 - $20,000. The estimated maximum amount of $20,000 includes $10,000 monthly for our operation and development and $10,000 for additional financing costs.

  We anticipate that we will incur substantial losses over the next two years. We estimate that we will fully begin distributing our products and promoting our business over the next 12 months beginning May 2007. Total cash requirements to complete those steps will be a minimum of approximately $40,000 set out as follows:

Expense	Amount ($)
Travel and Promotion	5,000
Sales and Marketing	10,000
Inventory	2,000
Office Equipment	1,000
Product Development and Testing	7,000
Website Development	10,000
Office and Miscellaneous	5,000
Total	40,000

  Of the approximate $40,000 we need over the next 12 months, we had $7,791 in cash or cash equivalents as of January 31, 2007. The balance of our cash requirements for the next 12 months (approximately $32,000) we intend to raise from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months. At this time we do not have any commitments from any broker-dealer to provide us with financing. If we are successful in raising more than the minimum amount that we need, then we will spend further money on product development and testing, sales and marketing and website development.

  If we are unsuccessful in raising enough money through future capital raising efforts, we may review other financing possibilities such as bank loans. If we cannot raise at least $32,000, we will not be able to carry out our full business plan and we may not be able to become profitable and we may have to cease operations.

  Employees

  As of April 30, 2007 we have no part time or full time employees. Once sales have reached an acceptable level to pay our President a full time salary, she will begin devoting herself to our business full-time. Our President currently spends about 25 hours a week on our business and the rest of her working time is spent as a realtor. We do not anticipate any conflict of interest from her other activities.

  Limited operating history; need for additional capital

  There is limited historical financial information about us upon which to base an evaluation of our performance. We are a development stage company and have generated no revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

  We have no assurance that future financing will be available to us on acceptable terms. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, revenues, operating results, and prospects, resulting in a possible failure of our business. If we raise funds through equity or convertible securities, our existing stockholders may experience dilution and our stock price may decline.

  We have incurred operating losses from our inception and we are dependent upon our ability to raise capital from stockholders or other sources to sustain operations. These factors raise substantial doubt about our ability to continue as a going concern.

  Audit Committee

  The functions of the audit committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors carrying out the duties of the audit committee. Our Board of Directors has determined that the cost of hiring a financial expert to act as a director and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on the audit committee.

  Certain Relationships and Related Party Transactions

  At January 31, 2007, we were indebted to our President, for $11,074 for expenditures paid on our behalf. The amount is unsecured, non-interest bearing and is due on demand.

  Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of our total assets for the last fiscal year.

  Known Material Trends and Uncertainties

  As of January 31, 2007, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

  In view of the uncertainties concerning our continued existence as a going concern, our management plans to mitigate the effect of such conditions, management intends to take the following steps in the event that we are not able to raise sufficient funds to meet the needs of our business plans:

continue our equity financing; and negotiate with our management and consultants to pay parts of salaries and fees with stock and stock options instead of cash.

  We believe that the above discussion contains a number of forward-looking statements. Our actual results and our actual plan of operations may differ materially from what is stated above. Factors which may cause our actual results or our actual plan of operations to vary include, among other things, decision of the Board of Directors not to pursue a specific course of action based on a re-assessment of the facts or new facts, or changes in general economic conditions.

  Critical Accounting Policies

  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to the financial statements, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

  Stock-based Compensation

  We record stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. We do not currently have a stock option plan.

  ITEM 3. CONTROL AND PROCEDURES

  (a) Evaluation of disclosure controls and procedures

  Our Chief Executive Officer and Chief Financial Officer evaluated our “disclosure controls and procedures” (as defined in Rule 13a-14 (c) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of a date within 90 days before the filing date of this report and has concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

  (b) Changes in internal controls

  Subsequent to the date of their evaluation, there were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses in our internal controls so no corrective actions were taken.

  PART II – OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS:

  Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings that have been threatened against us.

  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES:

  During the three months ended January 31, 2007, we have made the following sales of unregistered securities:

  On December 15, 2006, we issued 120,000 shares of common stock at $0.10 per share for cash proceeds of $12,000. This issuance was exempt from registration pursuant to Regulation S.

  We completed the offerings of the common stock pursuant to Rule 903 of Regulation S of the Securities Act on the basis that the sale of the common stock was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the shares. Each investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. person.

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

  None

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS:

  None

  ITEM 5. OTHER INFORMATION:

  None

  ITEM 6. EXHIBITS

Exhibit	Exhibit
Number	Description
10.1	Product Marketing and Web Design Agreement dated June 5, 2006 (1)
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
[1] Included as exhibits on our Form SB-2 filed March 14, 2007

  SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K-Care Nutritional Products Inc.
(Registrant)

/s/ Eva Dudas
Date: May 7, 2007	Eva Dudas
Director , President, Chief Executive Officer
Chief Financial Officer
Principal Accounting Officer