Form 10QSB
period 2007-04-30
K-Care Nutritional Products Inc.
filed 2007-06-14
CIK 1393109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from  ______________________ To ______________________

Commission file number 333-141271

K-CARE NUTRITIONAL PRODUCTS INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or	I.R.S. Employer Identification No.)
organization)

Unit D – 1275 East 27th Street
North Vancouver, British Columbia	V7J 1S5
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 14, 2007, the registrant’s outstanding common stock consisted of 7,377,450 shares.

Table of Contents

PART I – FINANCIAL INFORMATION			3
Item	1.	Financial Statements	3
Item	2.	Management Discussion And Analysis Of Financial Condition / Plan Of Operations	9
Item	3.	Control And Procedures	15

PART II – OTHER INFORMATION			16
Item	1.	Legal Proceedings:	16
Item	2.	Unregistered Sales Of Equity Securities:	16
Item	3.	Defaults Upon Senior Securities:	16
Item	4.	Submission Of Matters To A Vote Security Holders:	16
Item	5.	Other Information:	16
Item	6.	Exhibits	17

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The unaudited financial statements of K-Care Nutritional Products Inc. (the “Company”, “K-Care”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

K-Care Nutritional Products Inc.
(formerly Pooch Pal Beverages Inc.)
(A Development Stage Company)
(Unaudited)

April 30, 2007

K-Care Nutritional Products Inc.
(A Development Stage Company)
Balance Sheet
(Unaudited)

	April 30,	October 31,
	2007	2006
ASSETS
Current Assets
Cash	$58,358	$9,810
Inventory	331	–
Prepaid expenses	–	5,000
Total Assets	$58,689	$14,810

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$28,275	$12,984
Due to related parties	11,074	10,000
Total Current Liabilities	39,349	22,984

Contingencies and Commitments	–	–

Stockholders’ Equity (Deficit)

Preferred stock, 20,000,000 shares authorized, par value of $0.0001;
No shares issued and outstanding	–	–

Common stock, 80,000,000 shares authorized, par value of $0.0001;
7,180,000 and 6,395,500 shares issued and outstanding, respectively	718	640

Additional paid-in capital	103,902	19,530

Deficit accumulated during the development stage	(85,280)	(28,344)

Total Stockholders’ Equity (Deficit)	19,340	(8,174)

Total Liabilities and Stockholders’ Equity (Deficit)	$58,689	$14,810

K-Care Nutritional Products Inc.
(A Development Stage Company)
Statements of Expenses
(Unaudited)

			May 8, 2006
	Three Months	Six Months	(Inception)
	Ended	Ended	Through
	April 30,	April 30,	April 30,
	2007	2007	2007

Expenses

Consulting fees	$5,751	$5,751	$11,051
General and administrative	17,761	22,459	26,388
Product development costs	48	3,209	4,696
Professional fees	25,517	25,517	43,145

Total Expenses	49,077	56,936	85,280

Net Loss	$(49,077)	$(56,936)	$(85,280)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	6,522,966	6,489,337

K-Care Nutritional Products Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

		May 8, 2006
	Six Months	(Inception)
	Ended	Through
	April 30,	April 30,
	2007	2007
Operating Activities

Net loss	$(56,936)	$(85,280)

Adjustments to reconcile net loss to net cash used in
operating activities:

Donated rent and services	6,000	9,750

Changes in operating assets and liabilities

Prepaid expenses	5,000	–
Inventory	(331)	(331)
Accounts payable and accrued liabilities	15,291	28,275

Net Cash Used in Operating Activities	(30,976)	(47,586)

Financing Activities

Proceeds from related parties	1,074	11,074
Proceeds from issuance of shares	78,450	94,870

Net Cash Provided by Financing Activities	79,524	105,944

Increase In Cash	48,548	58,358

Cash - Beginning of Period	9,810	–

Cash - End of Period	$58,358	$58,358

Supplemental Disclosures
Interest paid	$–	$–
Income tax paid	–	–

K-Care Nutritional Products, Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Continuance of Business

K-Care was incorporated in Nevada on May 8, 2006, under the name Pooch Pal Beverages Inc., and changed its name to K-Care Nutritional Products Inc. on October 31, 2006. K-Care focuses on developing a range of flavoured bottled water products for dogs. The products will be sold over the internet initially and later through pet store retail outlets. K-Care does not currently have any products for sale.

Basis of Presentation

The accompanying unaudited interim financial statements of K-Care have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with K-Care’s audited 2006 annual financial statements and notes thereto filed with the SEC on Form SB-2, which was declared effective March 28, 2007. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented, have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in K-Care’s 2006 annual financial statements have been omitted.

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies K-Care will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should K-Care be unable to continue as a going concern. As at April 30, 2007, K-Care has a working capital deficiency, has not generated revenues and has accumulated losses of $85,280 since inception. The continuation of K-Care as a going concern is dependent upon the continued financial support from its shareholders, the ability of K-Care to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the K-Care’s ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

(a)

On April 30, 2007, K-Care is indebted to the President of K-Care for $8,774 and to the Director of K-Care for $2,300 representing expenditures paid on behalf of K-Care. The amounts due are non- interest bearing, unsecured and due on demand.

(b)

During the six-month period ended April 30, 2007, K-Care recognized a total of $3,000 for donated services at $500 per month and $3,000 for donated rent at $500 per month, provided by the President of K-Care.

NOTE 4 - COMMON STOCK

(a)	On December 15, 2006, K-Care sold 120,000 common shares at $0.10 per share for $12,000.

(b)	During 2007 and through April 30, 2007, K-Care sold 664,500 common shares at $0.10 per share for $66,450.

NOTE 5 – SUBSEQUENT EVENTS

(a)	On May 8, 2007, K-Care sold 197,450 common shares at $0.10 per share for $19,745.

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION / PLAN OF OPERATIONS

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

Overview

K-Care Nutritional Products Inc. was incorporated in Nevada on May 8, 2006 with our former name Pooch Pal Beverages Inc. On November 6, 2006 we changed our name to K-Care Nutritional Products Inc. We do not have any subsidiaries.

Since our inception we have not yet earned any revenues and have had operational losses. As of April 30, 2007, we had net losses since inception of $85,280 and an accumulated deficit of $85,280.

We expect to begin generating revenues in summer 2007. We intend to generate revenues from the sale of premium pet products including liquid vitamin supplements and nutritional water products for dogs. We expect to add additional products over the next 12 months.

We have had no revenues as of the end of our most recent fiscal quarter and we have only recently begun operations. We currently produce and intend to distribute water for dogs that contain nutritional supplements with added flavors. We have developed a website (www.poochpalpowerwater.com) to sell our water. We intend to develop further websites to market our products. We have reserved www.gourmetpetproducts.com in anticipation of developing another website to market our products.

We have limited quantities of our first three flavors of bottled water for dogs available for sale and for distribution as samples. We intend to expand our marketing efforts for these products over the next few months.

Over the next twelve months our estimated operational expenses will be approximately $90,000. We have generated no revenues, have incurred losses since inception, and have relied upon the sale of our securities to fund operations. We will be dependent on receiving suitable financing in order to maintain our operations and carry out our business plan. We currently do not have sufficient financing to undertake our business plan and there is no assurance that we will be able to obtain the necessary financing. Accordingly, there is uncertainty about our ability to continue in operation.

Our auditors have issued a going concern opinion. This means that there is substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

Description of Property

Our principal office is located at Unit D – 1275 East 27th Street, North Vancouver, British Columbia, Canada V7J 1S5, and our telephone number is (604) 986-0016.

Results of Operations for the Three Months and Six Months ended April 30, 2007, and for the period from May 8, 2006 (Date of Inception) to April 30, 2007

Since our inception on May 8, 2006 to April 30, 2007, we did not generate any revenues. For the three months ended April 30, 2007 we incurred a net loss of $49,077. For the six months ended April 30, 2007 we incurred a net loss of $56,936. From May 8, 2006 (date of inception) to April 30, 2007 we incurred a net loss of $85,280. Our net loss per share was $0.01 for the three months ended April 30, 2007, $0.01 for the six months ended April 30, 2007 and nil for the period from May 8, 2006 (date of inception) to April 30, 2007.

Our total expenses were $49,077 for the three months ended April 30, 2007, including $25,517 in professional fees, $48 in product development costs, $5,751 in consulting fees and $17,761 in general and administrative fees. Our total expenses were $56,936 for the six months ended April 30, 2007, including $25,517 in professional fees, $3,209 in product development costs, $5,751 in consulting fees and $22,459 in general and administrative fees. Our total expenses from May 8, 2006 (date of inception) to April 30, 2007 were $85,280, including $43,145 in professional fees, $4,696 in product development costs, i$11,051 in consulting fees and $26,388 in general and administrative fees.

Our product development costs were $48 for the three months ended April 30, 2007, $3,209 for the six months ended April 30, 2007 and $4,696 from May 8, 2006 (date of inception) to April 30, 2007. Our product development costs consisted primarily of costs associated with the production of the first three flavors of our flavored dog water.

Our general and administrative fees were $17,761 for the three months ended April 30, 2007, $22,549 for the six months ended April 30, 2007 and $26,388 for the period from May 8, 2006 (date of inception) to April 30, 2007. Included in the general and administrative fees were $1,500 for rent and $16,261 for other general and administrative fees for the three months ended April 30, 2007. Our other general and administrative expenses consist of marketing and promotion, tradeshow costs, travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax, telephone), office supplies, courier and postage costs, web development and office supplies.

For the three months ended April 30, 2007 our professional fees were $25,517. For the six months ended April 30, 2007 our professional fees were $25,517. Our professional fees for the period from May 8, 2006 (date of inception) to April 30, 2007 were $43,145. Our professional fees consisted primarily of legal, accounting and auditing fees.

For the three months ended April 30, 2007 our consulting fees were $5,751, for the six months ended April 30, 2007 our consulting fees were $5,751 and from May 8, 2006 (date of inception) to April 30, 2006 our consulting fees were $11,051.

Plan of Operation

We intent to lease on a month to month basis a small amount of shared office to store inventory and conduct operations.

We have reserved the web domain www.gourmetpetproducts.com and intent to further develop a website to market our existing and future products.

We plan to grow our business by marketing our liquid nutritional supplements, including our supplemented water for dogs as well as any new products that we may develop or gain marketing rights to from time to time. We intend to increase our distribution channel throughout North America for our products starting with acquiring a limited amount of distributors on the West Coast.

Our corporate strategy for the next 12 months (beginning July 2007) includes the following:

  develop and refine further products;
  conduct further marketing research;
  improve packaging of our products;
  develop and improve flavors;
  develop vitamin supplement products;
  develop high-end dog treats;
  raise additional capital;
  hire a sales associate; and
  develop marketing materials.

At present, our cash on hand does not meet our cash requirements for the next twelve months. If we wish to maximize our marketing efforts and to fully carry out the above mentioned steps, we may need to raise an additional $32,000 over the next 12 months.

There is no assurance we will be successful in our efforts to secure additional equity or debt financing. If we are unable to raise equity or obtain alternative financing, we may have to curtail or cease operations, reduce or cease our product development and marketing activities and other business activities.

If our sales and marketing efforts are successful, we believe operations and cash flow will improve through these efforts and management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of our liquidity problems. The threat of our ability to continue as a going concern will be removed only when revenues have reached a level that sustains our business operations.

Liquidity and Capital Resources

As of April 30, 2007, we had a working capital surplus of $19,340 and cash of $58,358. Our accumulated deficit was $85,280 as of April 30, 2007. Our net loss of $85,280 from May 8, 2006 (date of inception) to April 30, 2007 was mostly funded by our equity financing. During the six months ended April 30, 2007, we raised $78,450 in equity financing and $94,870 for the period from May 8, 2006 (date of inception) to April 30, 2007. The increase in cash during the six months ended April 30, 2007 was $48,548 and $58,358 for the period from May 8, 2006 (date of inception) to April 30, 2007.

We registered, on a Form SB-2, declared effective on March 28, 2007, a minimum of 800,000 and a maximum of 1,600,000 common shares for sale at a price of $0.10 per share. Pursuant to the offering we issued 861,950 common shares for cash proceeds of $86,195. On May 15, 2007, we closed our offering, having exceeded the minimum financing amount.

For the six months ended April 30, 2007, we used net cash of $30,976 in operations. For the six months ended April 30, 2007, we received net cash of $1,074 from related parties and $78,450 from the issuance of our common stock. During the six months ended April 30, 2007, our monthly cash requirement was approximately $5,200 in operating activities. We currently do not have any investing activities. As at April 30, 2007 we had cash of $58,358, which we anticipate will cover our costs for approximately eleven months according to our current monthly burn rate.

We anticipate that after July 2007 our monthly expenses will increase to approximately $7,500. The estimated expenses of $90,000 include $80,000 for our operations and development and $10,000 for additional financing costs.

We anticipate that we will incur substantial losses over the next two years. We estimate that we will fully begin distributing our products and promoting our business over the next 12 months beginning July 2007. Total cash requirements to complete those steps will be approximately $90,000 set out as follows:

Expense	Amount ($)
Travel and Promotion	5,000
Sales and Marketing	10,000
Inventory	2,000
Office Equipment	1,000
Product Development and Testing	2,000
Website Development	5,000
Office, Rent and Miscellaneous	5,000
Professional Fees	40,000
Consulting Fees	10,000
Financing Costs	10,000
Total	90,000

Of the approximate $90,000 we need over the next 12 months, we had $58,358 in cash as of April 30, 2007. This is not enough to carry out our current plans. We will need to raise an additional $32,000 if we wish to fully carry out our business plan. We intend to raise money from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months. At this time we do not have any commitments from any broker-dealer to provide us with financing.

Employees

As of June 6, 2007 we have no part time or full time employees. Once sales have reached an acceptable level to pay our President a full time salary, she will begin devoting herself to our business full-time. Our President currently spends about 25 hours a week on our business and the rest of her working time is spent as a realtor. We do not anticipate any conflict of interest from her other activities.

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

Known Material Trends and Uncertainties

As of April 30, 2007, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 to the financial statements, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. The following is a brief discussion of the more significant accounting policies and methods used by us.

Foreign Currency Translation

Our functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date in accordance with SFAS No. 52, “Foreign Currency Translation”. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Foreign currency transactions are primarily undertaken in Canadian dollars. We have not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES:

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES:

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS:

None.

ITEM 5.	OTHER INFORMATION:

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

10.1	Product Marketing and Web Design Agreement dated June 5, 2006 (1)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

(1)	Included as exhibits on our Form SB-2 filed March 14, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

K-Care Nutritional Products Inc.
(Registrant)

/s/ Eva Dudas
Date: June 14, 2007	Eva Dudas
Director , President, Chief Executive Officer
Chief Financial Officer
Principal Accounting Officer