Form 10QSB
period 2007-07-31
K-Care Nutritional Products Inc.
filed 2007-09-14
CIK 1393109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______________________To ______________________

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
[   ] Yes [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 11, 2007, the registrant’s outstanding common stock consisted of 7,377,450 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements of K-Care Nutritional Products Inc. (the “Company”, “K-Care”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

K-Care Nutritional Products Inc.
(A Development Stage Company)
(Unaudited)

July 31, 2007

K-Care Nutritional Products Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	July 31,	October 31,
	2007	2006

ASSETS
Current Assets
Cash	$49,193	$9,810
Inventory	331	–
Prepaid expenses	1,000	5,000
Total Assets	$50,524	$14,810

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$19,102	$12,984
Due to related parties	8,228	10,000
Total Current Liabilities	27,330	22,984

Contingencies and Commitments	–	–
Stockholders’ Equity (Deficit)
Preferred stock, 20,000,000 shares authorized, par value of $0.0001;
No shares issued and outstanding	–	–
Common stock, 80,000,000 shares authorized, par value of $0.0001;
7,377,450 and 6,395,500 shares issued and outstanding, respectively	738	640
Additional paid-in capital	126,627	19,530
Deficit accumulated during the development stage	(104,171)	(28,344)
Total Stockholders’ Equity (Deficit)	23,194	(8,174)
Total Liabilities and Stockholders’ Equity (Deficit)	$50,524	$14,810

K-Care Nutritional Products Inc.
(A Development Stage Company)
Statements of Expenses
(Unaudited)

		May 8, 2006		May 8, 2006
	Three Months	(Inception)	Nine Months	(Inception)
	Ended	Through	Ended	Through
	July 31,	To July 31,	July 31,	July 31,
	2007	2006	2007	2007

Expenses

Consulting fees	$3,312	$5,300	$9,063	$14,363
General and administrative	5,108	1,675	27,567	31,496
Product development costs	–	–	3,209	4,696
Professional fees	10,471	3,937	35,988	53,616

Total Expenses	18,891	10,912	75,827	104,171

Net Loss	$(18,891)	$(10,912)	$(75,827)	$(104,171)

Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	n/a

Weighted Average Shares Outstanding	7,180,000	5,933,000	6,780,408	n/a

K-Care Nutritional Products Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

		May 8, 2006	May 8, 2006
	Nine Months	(Inception)	(Inception)
	Ended	Through	Through
	July 31,	July 31	July 31
	2007	2006	2007
Operating Activities
Net loss	$(75,827)	$(10,912)	$(104,171)
Adjustments to reconcile net loss to net cash used in
operating activities:
Donated rent and services	9,000	1,500	12,750
Changes in operating assets and liabilities:
Prepaid expenses	4,000	(1,203)	(1,000)
Inventory	(331)	-	(331)
Accounts payable and accrued liabilities	6,118	2,500	19,102
Net Cash Used in Operating Activities	(57,040)	(8,115)	(73,650)
Financing Activities
Net borrowings (repayments) to related parties	(1,772)	7,500	8,228
Proceeds from issuance of shares	98,195	16,426	114,615
Net Cash Provided by Financing Activities	96,423	23,926	122,843
Increase In Cash	39,383	15,811	49,193
Cash - Beginning of Period	9,810	-	–
Cash - End of Period	$49,193	15,811	$49,193
Supplemental Disclosures
Interest paid	$–	$–	$–
Income tax paid	–	–	–

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Continuance of Business

K-Care was incorporated in Nevada on May 8, 2006, under the name Pooch Pal Beverages Inc., and changed its name to K-Care Nutritional Products Inc. on October 31, 2006. K-Care focuses on developing a range of nutritional products for dogs including flavoured bottled water products. The products are for sale over the internet on K-Care’s website.

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies K-Care will continue to meet its obligations and continue its operations for the next fiscal year. Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should K-Care be unable to continue as a going concern. At July 31, 2007, K-Care has not generated revenues and has accumulated losses since inception. These conditions raise substantial doubt as to K-Care’s ability to continue as a going concern. The continuation of K-Care as a going concern is dependent upon the continued financial support from its shareholders, the ability of K-Care to obtain necessary equity financing to continue operations, and the attainment of profitable operations.

NOTE 3 - RELATED PARTY TRANSACTIONS

(a)

As of July 31, 2007, K-Care was indebted to the President of K-Care for $5,928 and to the Director of K-Care for $2,300 representing expenditures paid on behalf of K-Care. The amounts due are non-interest bearing, unsecured and due on demand.

(b)	During the period ended July 31, 2007, K-Care recognized a total of $4,500 for donated services at $500 per month and $4,500 for donated rent at $500 per month, provided by the President of K- Care.

NOTE 4 - COMMON STOCK

For the nine months ended July 31, 2007, K-Care sold 981,950 shares of common stock at $0.10 per share for cash proceeds of $98,195.

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

We have only recently begun our operation, and since our inception we have not yet earned any revenues and have accumulated operational losses. As of July 31, 2007, we had net losses since inception of $104,171 and an accumulated deficit of $104,171.

On August 2, 2007 our common stock became eligible for trading on the OTC Bulletin Board under the ticker symbol “KCNU.OB”.

On September 14, 2007, our Vice President of Marketing submitted his resignation to us, effective immediately. The resignation was not due to any disagreement with the Company.

We expect to begin generating revenues in autumn 2007. We intend to generate revenues from the sale of premium pet products including liquid vitamin supplements and nutritional water products for dogs. We expect to add additional products over the next 12 months.

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

For the nine months ended July 31, 2007 we used $57,040 cash in operating activities and we estimate that over the next 12 months, beginning September 2007, we will incur business operating expenses of approximately $90,000, which will include $80,000 for our operations and development and $10,000 for additional financing costs. We have generated no revenues, have incurred losses since inception and have relied upon the sale of our securities to fund operations. We will be dependent on receiving suitable financing in order to maintain our operations and carry out our business plan. We currently do not have sufficient financing to undertake our business plan and there is no assurance that we will be able to obtain the necessary financing. Accordingly, there is uncertainty about our ability to continue in operation.

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

Results of Operations for the Three Months and Nine Months ended July 31, 2007, and for the period from May 8, 2006 (Date of Inception) to July 31, 2007

Lack of Revenues / Net Loss

Since our inception on May 8, 2006 to July 31, 2007, we have not generated any revenues. For the three months ended July 31, 2007 we incurred a net loss of $18,891. For the nine months ended July 31, 2007 we incurred a net loss of $75,827. From May 8, 2006 (date of inception) to July 31, 2007 we incurred a net loss of $104,171; compared to a net loss of $10,912 from May 8, 2006 (inception) until July 31, 2006. Our net loss per share was $0.01 for the nine months ended July 31, 2007.

Expenses

Our total expenses were $18,891 for the three months ended July 31, 2007, including $10,471 in professional fees, $3,312 in consulting fees and $5,108 in general and administrative fees. Our total expenses were $75,827 for the nine months ended July 31, 2007, including $35,988 in professional fees, $3,209 in product development costs, $9,063 in consulting fees and $27,567 in general and administrative fees. Our total expenses from May 8, 2006 (date of inception) to July 31, 2007 were $104,171, including $53,616 in professional fees, $4,696 in product development costs, $14,363 in consulting fees and $31,496 in general and administrative fees.

We had no product development costs for the three months ended July 31, 2007, but incurred $3,209 of product development costs for the nine months ended July 31, 2007 and $4,696 from May 8, 2006 (date of inception) to July 31, 2007. Our product development costs consisted primarily of costs associated with the production of the first three flavors of our flavored dog water.

Our general and administrative fees were $5,108 for the three months ended July 31, 2007, $27,567 for the nine months ended July 31, 2007 and $31,496 for the period from May 8, 2006 (date of inception) to July 31, 2007. Our general and administrative expenses consist of rent, marketing and promotion, tradeshow costs, travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax, telephone), office supplies, courier and postage costs, web development and office supplies.

For the three months ended July 31, 2007 our professional fees were $10,471. For the nine months ended July 31, 2007 our professional fees were $35,988. Our professional fees for the period from May 8, 2006 (date of inception) to July 31, 2007 were $53,616. Our professional fees consisted primarily of legal, accounting and auditing fees.

For the three months ended July 31, 2007 our consulting fees were $3,312, for the nine months ended July 31, 2007 our consulting fees were $9,063 and from May 8, 2006 (date of inception) to July 31, 2007 our consulting fees were $14,363.

Liquidity and Capital Resources

As of July 31, 2007, we had a working capital surplus of $23,194 and cash of $49,193. Our accumulated deficit was $104,171 as of July 31, 2007. Our net loss of $104,171 from May 8, 2006 (date of inception) to July 31, 2007 was mostly funded by our equity financing. During the nine months ended July 31, 2007, we raised a total of $98,195 in equity financing ($19,745 from common stock subscribed and $78,450 from the issuance of shares). Whereas, for the period from May 8, 2006 (date of inception) to July 31, 2006 we raised a total of $23,920 from equity financing ($7,500 from common stock subscribed and $16,420 from the issuance of shares). There was an increase in cash during the nine months ended July 31, 2007 of $39,383, versus the increase in cash of $17,014 for the period from May 8, 2006 (date of inception) to July 31, 2006.

We registered, on a Form SB-2, declared effective on March 28, 2007, a minimum of 800,000 and a maximum of 1,600,000 common shares for sale at a price of $0.10 per share. Pursuant to the offering we issued 861,950 common shares for cash proceeds of $86,195. On May 15, 2007, we closed our offering, having exceeded the minimum financing amount.

For the nine months ended July 31, 2007, we used net cash of $57,040 in operations. For the nine months ended July 31, 2007, we received net cash of $1,771 from related parties and $78,450 from the issuance of our common stock, and $19,745 of proceeds from common stock subscribed. During the nine months ended July 31, 2007, our monthly cash requirement was approximately $6,338 in operating activities. We currently do not have any investing activities. As at July 31, 2007 we had cash of $49,193, which we anticipate will cover our costs for approximately seven months according to our current monthly burn rate.

We anticipate that after September 2007 our monthly expenses will increase to approximately $7,500. We estimate that over the next 12 months, beginning September 2007, we will incur business operating expenses of approximately $90,000, which will include $80,000 for our operations and development and $10,000 for additional financing costs.

Plan of Operation

We intend to lease on a month to month basis a small amount of shared office to store inventory and conduct operations.

We have reserved the domain www.gourmetpetproducts.com and intend to further develop a website to market our existing and future products. However, we do not have sufficient funds to continue development at this time, so we have placed any further development efforts on hold for an indefinite period. We plan on resuming development efforts if and when we have sufficient capital to do so.

We plan to grow our business by marketing our liquid nutritional supplements, including our supplemented water for dogs as well as any new products that we may develop or gain marketing rights to from time to time. We intend to increase the distribution of our products throughout North America by entering into agreements with a limited amount of distributors on the West Coast. As yet no such agreements have been reached.

Our corporate strategy for the next 12 months (beginning September 2007) includes the following:

  develop and refine further products;
  conduct further marketing research;
  improve packaging of our products;
  raise additional capital;
  develop marketing materials; and
  develop distribution channels for our products.

We anticipate that we will incur substantial losses over the next two years and as such, we intend to secure additional equity or debt financing to help maintain our operations. If we are unable to raise equity or obtain alternative financing, and we spend more than anticipated over the next 12 months, we may have to curtail or cease operations, product development, marketing activities or other business activities.

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

We estimate that we will fully begin distributing our products and promoting our business over the next 12 months beginning September 2007. Total cash requirements to complete those steps will be approximately $90,000 set out as follows:

Expense	Amount ($)
Travel and Promotion	5,000
Sales and Marketing	10,000
Inventory	2,000
Office Equipment	1,000
Product Development and Testing	2,000
Website Development	5,000
Office, Rent and Miscellaneous	5,000
Professional Fees	40,000
Consulting Fees	10,000
Financing Costs	10,000
Total	90,000

Of the approximate $90,000 we need over the next 12 months, we had $49,193 in cash as of July 31, 2007. This is not enough to carry out our current plans. We will need to raise an additional $60,000 if we wish to fully carry out our business plan. We intend to raise money from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months. At this time we do not have any commitments from any broker-dealer to provide us with financing.

Employees

As of September 11, 2007 we have no part time or full time employees. Once sales have reached an acceptable level to pay our President a full time salary, she will begin devoting herself to our business full-time. Our President currently spends about 10 hours a week on our business and the rest of her working time is spent as a realtor. We do not anticipate any conflict of interest from her other activities.

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

Known Material Trends and Uncertainties

As of July 31, 2007, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

In view of the uncertainties concerning our continued existence as a going concern, management intends to take the following steps in the event that we are not able to raise sufficient funds to meet the needs of our business plans:

  continue our equity financing;
  negotiate with our management and consultants to pay parts of salaries and fees with stock and stock options instead of cash; and
  curtail the development and marketing of new products and our new website www.gourmetpetproducts.com.

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

Website Development Costs

We capitalize website development costs in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Emerging Issues Task Force (EITF) No. 00-2, “Accounting for Website Development Costs”, whereby costs related to the preliminary project stage of development are expensed and costs related to the application development stage are capitalized. Any additional costs for upgrades and enhancements which result in additional functionality will be capitalized. Capitalized costs will be amortized based on their estimated useful life over three years. Internal costs related to the development of website content are charged to operations as incurred.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS:

None.

ITEM 5. OTHER INFORMATION:

On September 14, 2007, Kim Symons, our Vice President of Marketing, submitted his resignation to us, effective immediately. The resignation was not due to any disagreements with the Company.

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

K-Care Nutritional Products Inc.
(Registrant)

/s/ Eva Dudas
Date: September 14, 2007	Eva Dudas
Director , President, Chief Executive Officer
Chief Financial Officer
Principal Accounting Officer