Form 10KSB
period 2007-10-31
China Wind Energy Inc.
filed 2008-01-29
CIK 1393109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

þ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2007

¨ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______to _______

     Commission file number: 333-141271

CHINA WIND ENERGY INC.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation of Organization) No.2 Haibin Road, Binxi Developing Area Heilongjiang Province, People’s Republic of China (Address of principal executive offices)	None (I.R.S. Employer Identification No.) +86 451 87009618 (Phone Number)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form-10-KSB or any amendment to Form 10-KSB. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Issuer’s revenues for its most recent fiscal year: $0.00

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at January 24, 2008 (computed by reference to the closing price of the common shares of the Issuer on the OTCBB on January 24, 2008 ($1.01): $35,993,178.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Number of common shares outstanding at January 24, 2008: 36,887,250

PART I

Item 1. Description of Business.

Forward-looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", and "China Wind" mean China Wind Energy Inc., unless otherwise indicated.

All currency references in this report are in US dollars unless otherwise noted.

Introduction

China Wind Energy Inc., was incorporated as Pooch Pal Beverages in Nevada on May 8, 2006. On November 6, 2006 we changed our name to K-Care Nutritional Products Inc., and on December 17, 2007 to China Wind Energy Inc. On August 2, 2007 our common stock became eligible for trading on the OTC Bulletin Board under the ticker symbol “KCNU.OB” and on December 17, 2007 the ticker symbol changed to “CWEY.OB”. Before the closing of the share exchange transaction in November 2007, we were a shell company with nominal assets and operations, whose sole business was to produce and distribute water for dogs which contained nutritional supplements and added flavors.

Management decided that it was in our best interest to cease our dog beverage operations and on November 20, 2007. We entered into two agreements with China Wind Energy Ltd., a corporation organized and existing under the laws of the Hong Kong SAR of the People’s Republic of China (“China Wind HK”) and Jian Ren, the sole shareholder of China Wind HK’s capital stock. The effects of these agreements were (a) the consummation of a reverse takeover transaction which resulted in the acquisition of China Wind HK as our wholly owned subsidiary and (b) Jian Ren becoming the holder of 81% of all of our issued and outstanding common stock as well as our director, President, Chief Executive Officers, Chief Financial Officer, Chief Accounting Officer, Secretary, and Treasurer. On November 29, 2007 we also added Xiya Sun and Huaiwen Zheng as directors. Further details on this transaction can be found in our Current Report on Form 8-K filed on November 30, 2007.

Harbin XingYe Wind Energy Technology Limited (“XingYe”), a company established under the Law of the People’s Republic of China (“China”) is one of our wholly owned subsidiaries after the reverse merger with China Wind HK. XingYe provides management consulting services to a company in China which manufactures variable pitch blades for wind turbine generators.

We filed a Certificate of Change to effect a 5 for 1 forward split of our common stock on December 5, 2007. This forward split increased our issued common shares and authorized common stock, on a basis of five new common shares for every one existing common share and resulted in an increase from 7,377,450 issued and outstanding common shares to 36,887,250 issued and outstanding common shares. It also increased our authorized common stock from 80,000,000 to 400,000,000 shares.

Both the increase in issued, outstanding and authorized capital, as well as the name change of the Company, were approved by NASDAQ and became effective on the OTC Bulletin Board on December 17, 2007. Our new symbol is “CWEY”.

Going forward, we intend our sole line of business to be that of our wholly owned subsidiary, XingYe, which provides management consulting services to Harbin Lian Chuang Co., Ltd (“Lian Chuang”), a wind turbine blade manufacturing enterprise incorporated under the laws of China with registered capital of $11.6 million. The principal business of Lian Chuang includes research and development, production and sales of wind turbine blade products.

Description of Business

Summary of the terms of our management consulting agreement with Lian Chuang

On July 15, 2007, XingYe and Lian Chuang entered into a management consulting agreement, pursuant to which Xing Ye agreed to oversee the management and operation of Lian Chuang’s business for a period of three years, from July 15, 2007 to July 14, 2010 (the “Management Agreement”). Lian Chuang is focused primarily on the production of turbine blades.

Pursuant to the agreement, Xing Ye provides services including recruiting and managing employees, implementing and meeting applicable quality control standards, and overseeing all aspects of turbine blade production by Lian Chuang. XingYe has been granted the usage rights, administration rights, operational rights to all intangible and tangible assets of Lian Chuang’s turbine blade projects, including the right to receive 12% of all revenue from the operation of Lian Chuang’s business during the term of the Management Agreement. Lian Chuang will continue to oversee the financial aspect of operations and the purchase of any new assets or equipment is subject to the approval of Lian Chuang. For all intents and purposes, Xing Ye runs and manages Lian Chuang.

Lian Chuang is our sole management consulting client

The major product of Lian Chuang is a variable pitch blade for wind turbine generators. Different from other blades of the 600KW and 750KW type produced in China with a fixed pitch blade for low wind energy usage, the blade products of Lian Chuang are variable speed and pitch adjusted with high efficiency. Lian Chuang has pursued invention patents for its blades and design.

Revenues

We had no revenues from our consulting agreement with Lian Chuang as of October 31, 2007.

We expect revenues of Lian Chuang’s wind turbine blades business to come from sales to customers who install turbines and other equipment in wind farms.

Factors that affect sales volumes for wind turbine blades include:

  World gross domestic product growth;
  Availability of alternative sources of energy; and
  The growth in demand for wind powered energy.

Factors that affect the prices for wind turbine blades include:

  World economic environment;
  Industry operating rate, which is based on the supply and demand; and
  Relative strength of the Chinese RMB.

Sales by Type of Blade

The following table shows Lian Chuang’s total sales volume broken down by blade category and percentage for the yearly period August 1, 2006 through July 31, 2007.

	Product Varieties	Percentage of the total sales
1	4L0.8	20%
2	4L1.0	25%
3	4L1.5	40%
4	4L2.0	15%

Location

Lian Chuang’s manufacturing facilities are located at 2 Haibin Road, Binxi Development, Heilongjiang Province, China, which is also our principal executive office. Lian Chuang will continue to operate at these facilities until its growth requires additional plants and equipment.

The Market for Wind Turbine Blades

Wind energy is considered a “green” energy without pollution, and is attractive to many countries in the world. China has a shortage of energy resources. The Chinese wind energy industry, while in its infancy could grow to be an important source of energy production. On the eve of the 2005 Beijing International Renewable Energy Conference, a 2005 report released by the Chinese Renewable Energy Industries Association and sponsored by Greenpeace and the European Wind Energy Association showed that China could at least double its current wind energy target for 2020.

Wind energy is a rapidly growing market segment for the composites industry and is a fast growing energy sector. According to researchandmarkets.com, on average, the global wind energy market has grown at a rate of 23% per year for the last ten years. According to the German Engineering Federation, worldwide, 15,200 megawatts of new wind generating capacity was installed in 2006, with about 15 billion euros (US$19.5 billion) invested, an increase of 32 percent compared the previous year.

Competition

Domestic Blade Producers

The table below contains a description of our principal competitors as of March, 2007

No	Enterprises	Form	Shareholders	Location	Establish	Output and Scale	Other
Date
1	LM Fiber	Foreign Capital	Denmark LM	Wuqing	August,	600 Sets per year	Area of Factory: 70,000 Sq; Staffs:
	Reinforced Plastics		Co.	Development,	2001		280; including, Administrators: 140
	(Tianjin) Ltd			Tientsin
2	LM Urumchi Blade	Joint Venture	Denmark LM	Urumchi	Put into	Products Supply for	1-1.5MW Blade
	Works	using Chinese	Co. and		production	Sinkiang Jinfeng
		and foreign	Sinkiang		in August	Stock=joint Co.
		investment	Jinfeng Stock-		2007
joint Co.
3	Denmark VESTAS	Foreign Capital	Denmark	West District in	May 2005	1.5MW 200 sets	1.5MW both in the first and second
	Wind Energy		VESTAS	Tientsin		per year	periods, 2MW in the third period
	Electricity		Limited	Development
Equipment Limited
4	SUZLON Resource	Foreign Capital	India	HuaYuan	2006	300-500 Sets per	Can manufacture the whole set of
	Limited (Tientsin)		SUZLON	Technology		year	wind power electricity equipment
Development,
Tientsin
Development
5	Tientsin Dongqi	Joint-stock	Orient Electric	Chemic Industry	August	Invest 279,000,000	Invest 227,700,000 RMB in the
	Wind Energy Blade		Group	Garden in	2006	RMB in first period,	second period, 2.5MW 100 sets per
	Engineering Co.			Tientsin		1.5MW600 per year	year, 5MW, 50sets per year, the
				Development			total value of the whole equipment
is 1 billion RMB
6	Baoding China Air	Joint-Venture	NORDEX	Baoding New	August	1.3MW Blades and	They can make all 600MW blade
	Huiteng Wind	using Chinese	German Co.	High-technology	2005	provide to the	varieties. Total sales in 2003 were
	Power Equipment	and Foreign		Development		customers of	24,000,000 RMB. In 2004 the
	Limited	Investment				Nordex in China	revenue was 60,000,000 RMB.I In
2005 the revenue was 120,000,000
RMB.I In 2006 sales were
570,000,000 RMB. The forecast of
2007 was 2 billion RMB

Competitive Advantages and Strategy

Our management believes that Lian Chuang’s product formulations, price points, relationships, infrastructure, proven quality control standards, and reputation represent substantial competitive advantages. Lian Chuang is currently able to maintain a substantially lower cost structure than competitors based in the United States and Europe. Furthermore, our management believes that Lian Chuang’s competitive advantage in China is protected by its significant knowledge of government regulations, business practices, and strong relationships.

Our management believes that Lian Chuang has superior technological expertise, products, marketing knowledge, and global relationships to its Chinese competitors.

Business Strategy

As part of the Management Agreement, we have been developing and plan to implement the following strategies to develop the business of Lian Chuang:

1.	Management and Innovation Strategies
Lian Chuang has implemented a scientific approach to blade manufacture relying on innovation. Lian Chuang has a rigorous quality control program in place.

2.	Broaden Development Strategies
Lian Chuang improved the reputation of its products by developing and implementing a marketing plan.

3.	Optimize Service
Lian Chuang has implemented standardized safety procedures for its employees.

4.	Cost Strategies
Lian Chuang plans to implement cost control measures so that it can compete with other blade manufacturers.

Our management’s goal is to make Lian Chuang a leading blade manufacturer and to widen its sales channels to the international market. We intend to grow Lian Chuang’s business by pursuing the following strategies:

  Grow capacity and capabilities in line with increased market demand;
  Enhance leading-edge technology through continuous innovation, research and study;
  Continue to improve operational efficiencies;
  Further expand into higher value-added segments of the blade manufacturing industry; and
  Build a strong market reputation to foster and capture future growth in China and abroad.

Intellectual Property

Lian Chuang owns five patents in the wind energy industry:

1. ZL200620021590.7 - This is a belt drive accelerator which is fitted to wind power electricity equipment. The patent was obtained in 2006 and expires in 2016. The belt drive accelerator is especially important to us because it speeds up the blades in a dynamotor. This patent lowers the cost and increase the useful life of blades.

2. ZL200520020555.9 - This is a frame structure tower of wind energy equipment. The patent was obtained in 2005 and expires in 2015.

3. ZL200220020019.9 – This is an integer-stand wind energy dynamotor. The patent was obtained in 2002 and expires in 2012.

4. ZL200220020018.4 – This is a super-high, binding and auto-rising tower crane for wind energy dynamotor. The patent was obtained in 2002 and expires in 2012.

5. ZL200520020020.1 – This is equipment for motional wind energy blade production. The patent was obtained in 2005 and expires in 2015.

Customers

From August 1, 2006 through July 31, 2007, Lian Chuang had revenues of approximately $800,000. During the same time period, Lian Chuang’s top ten customers – ranked by the sales amount sold to each customer – contributed approximately $533,000 in revenues. The following table outlines the top ten customers for the twelve-month period from August 1, 2006 through July 31, 2007.

	Customers	Sales	Percentage of total
1	Dongyuan Drive-Engine Co.	$180,000	22.5%
2	Zhenhua Science &Technology Ltd	$60,000	7.5%
3	Longhui Ltd	$55,000	6.88%
4	Wenchang Industry Ltd	$46,000	5.75%
5	Fuli Energy-saving technology Ltd	$40,000	5%
6	Naer Technology Ltd	$37,000	4.63%
7	Pengwei Engine & Electricity Ltd	$32,000	4%
8	Tejia International Industrial Co	$30,000	3.75%
9	Kaili Equipments Ltd	$28,000	3.5%
10	Datong Science & Technology Ltd	$25,000	3.13%
Total amount of the top 10 customers		$533,000	66.6%
Total sales of the Lian Chuang		$800,000	100%

Employees

Lian Chuang has 180 employees, 120 of whom are full time employees and 60 of whom are part time. Of the part time employees, 15 are in sales and administration, and 45 are engineers and technicians. To the best of its knowledge, Lian Chuang is compliant with local prevailing wage, contractor licensing and insurance regulations, and has good relations with its employees.

Regulation

Lian Chuang is subject to environmental regulation by both China central government and by local government agencies. Since its inception, Lian Chuang has been in compliance with applicable regulations. Of particular relevance to our business are the following:

  Nonrenewable Resources Law of China. Implemented on January 1, 2006, promulgated by the President of China.
  Development and Restructuring Commission on wind energy construction and governance. Implemented on July 4, 2005, promulgated by the State Development and Restructuring Commission.

Legal Proceedings

We are not aware of any significant pending legal proceedings against us or our subsidiaries or properties.

Employees

Our only full time employee is our President and Chief Executive Officer, Jian Ren. We also engage consultants in the areas of business development, legal and accounting. However, our subsidiary, China Wind HK, has 12 employees, 10 of whom are full time employees and 2 of whom are part time. To the best of its knowledge, China Wind HK is compliant with local prevailing wage, contractor licensing and insurance regulations, and has good relations with its employees.

Item 2. Description of Property.

Our principal executive offices are located at 2 Haibin Road, Binxi Development, Heilongjiang Province, China, where we carry out the management of the Lian Chuang factory. We do not pay any fee to Lian Chuang to occupy this space but we provide it with management consulting services. The property consists of a factory of 63,638 square meters (approximately 208,787 square feet) and an office building of 20,000 square meters (approximately 65,616 square feet). Lian Chuang carries out the manufacture of its wind turbine blades at this location.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders.

On November 6, 2006 we received approval from 93.8% of the holders of our voting common shares to change our name from Pooch Pal Beverages Inc., to K-Care Nutritional Products Inc., and on November 29, 2007, we received approval from 81% of the holders of our voting common shares to change our name from K-Care Nutritional Products Inc., to China Wind Energy Inc.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

There is a limited public market for our common shares. Our common shares are quoted for trading on the FINRA OTC Bulletin Board under the symbol “CWEY”. The market for our stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock. The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Our common shares became eligible for quotation on the FINRA OTC Bulletin Board on August 2, 2007, but no trades were made until September 11, 2007.

The following table shows the high and low prices of our common shares on the FINRA OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
August 2, 2007 – October 31, 2007	$0.08	$0.05

On, January 24, 2008, the closing price of our common stock on the OTC Bulletin Board was $1.01 per share.

As of January 24, 2008, there were 36,887,250 common shares outstanding, held by approximately 3,460 shareholders of record.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future.

Equity Compensation Plans

As at October 31, 2007 we had no equity compensation plan in place.

Recent Sales of Unregistered Securities

For the year ended October 31, 2007 we have made the following sales of unregistered securities, not including shares registered on the Registration Statement on form SB-2 which was declared effective by the SEC on March 28, 2007:

  On December 15, 2006, we issued 600,000 shares of common stock at $0.02 per share for cash proceeds of $12,000. This issuance was exempt from registration pursuant to Regulation S.

We completed the offering of the common stock pursuant to Rule 903 of Regulation S of the Securities Act on the basis that the sale of the common stock was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the units. The investor was not a US person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a US person. We did not employ an underwriter in connection with the issuance of the securities described above.

On March 28, 2007, our Registration Statement on Form SB-2 was declared effective. The SB-2 registered a minimum of 4,000,000 and a maximum of 8,000,000 common shares for sale through a direct offering at a price of $0.02 per share. From March 28, 2007 to May 15, 2007 we raised $86,195 through the sale of 4,309,750 common shares through this direct offering. There were no direct or indirect payments to directors, officers, affiliates or persons owning more than 10% of us made in connection with issuance of the shares sold in the direct offering. We closed the offering on May 15, 2006 having exceeded the minimum financing amount. We used such proceeds towards our general and administrative expenses.

Item 6. Management's Discussion and Analysis and Plan of Operation.

Overview

We have accumulated net loss of $127,141 since inception to October 31, 2007 and our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we can depend on the financial support of our shareholders and we are able to obtain the necessary equity financing to continue our operations.

We anticipate that our business will incur significant operating losses in the future. Our existence is dependent upon management's ability to develop profitable operations. By establishing a profitable market for our products and obtaining additional equity investment, we believe that we will attain profitable status and improve our liquidity

If operations and cash flow improve through future financing efforts, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

We intend to spend approximately $145,000 over the course of the next year, mainly in the areas of development, production, administration, legal and accounting.

Results of Operations

These results indicate our operations prior to the merger with China Wind HK. Following the merger which occurred on November 27, 2007, we have adopted the business and financial statements for China Wind HK and have discontinued our dog beverage operations. All of our financial statements following this Annual Report on Form 10-KSB will reflect our operations after the merger.

Revenues

To date, we have generated no revenues from the sales of our dog beverage operations which we have ceased as of November 27, 2007 and no revenues from our management contract with Lian Chuang.

Expenses

During the fiscal year ended October 31, 2007, we incurred total expenses of $98,797 compared to $28,344 for the period from our inception on May 8, 2006 to October 31, 2006. Total expenses for fiscal 2007 included $15,062 in consulting fees, $38,872 in general and administrative costs, $3,209 in production expenses, and $41,654 in professional fees . Our general and administrative expenses consist of bank charges, travel, meals and entertainment, rent, foreign exchange, office maintenance, communication expenses (cellular, internet, fax, and telephone), courier, postage costs and office supplies.

For the period from our inception on May 8, 2006 to October 31, 2006 we incurred $5,300 in consulting fees, $3,929 in general and administrative costs, $1,487 in production expenses, and $17,628 in professional fees.

From May 8, 2006 (date of inception) to October 31, 2007, we incurred total expenses of $127,141 including $20,362 in consulting fees, $42,801 in general and administrative costs, $4,696 in production expenses, and $59,282 in professional fees.

Net Losses

Our net loss for our fiscal year ended October 31, 2007 was $98,797 compared to $28,344 for the period from our inception on May 8, 2006 to October 31, 2006. The losses were primarily due to our day to day operating activities and a lack of revenue.

Our net loss for the period from May 8, 2006 (date of inception) to October 31, 207 was $127,141.

Liquidity and Capital Resources

As of October 31, 2007, we had cash and cash equivalents of $21,331. As of October 31, 2007, we had a working capital surplus of $3,224, with total current assets of $21,662 and total current liabilities of $18,438. We have been spending money on our dog beverage operations and in developing a website. We intend to develop our management services businesses and expect to incur substantial losses over the next two years.

We used net cash of $82,402 in operating activities for the year ended October 31, 2007. We received net cash of $93,923 from financing activities for the year ended October 31, 2007. Net cash of $93,923 was received from the subscription of our common stock. We did not have any investing activities for the year ended October 31, 2007. Our cash level increased by $11,521 for the year ended October 31, 2007, mainly due to the sale of our common stock for cash.

We estimate that our expenses over the next 12 months (beginning February 1, 2008) will be approximately $145,000 as follows:

$20,000 in auditor and legal fees $15,000 in management fees $20,000 in consulting fees $10,000 in marketing and promotion fees $80,000 in general and administration expenses

As of October 31, 2007 we had cash of approximately $21,331. We therefore need approximately an additional $125,000 to meet our capital requirements over the next 12 months beginning February 1, 2008.

We plan to engage outside contractors and consultants who are willing to be paid in stock rather than cash or a combination of stock and cash. Expenses incurred which cannot be paid in stock, such as Auditors fees, will be paid through cash. There are no assurances that we will be able to meet our capital requirements or that our capital requirements will not increase beyond that which we anticipate. If we are unable to raise necessary capital to meet our capital requirements, we may not be able to continue operations.

Our independent certified public accountants stated in their report dated October 31, 2007 that we have incurred operating losses from our inception and that we are dependent upon our ability to meet our future financing requirements, and the success of future operations. These factors raise substantial doubt about our ability to continue as a going concern.

Product Research and Development

We do not anticipate spending any material amounts in connection with product research and development activities during the next twelve months.

Future Financings

We will require additional financing in order to continue operations for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to continue operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will be successful in completing any private placement financings.

Acquisition of Plant and Equipment and Other Assets

We do not anticipate the sale or acquisition of any material property, plant or equipment during the next twelve months.

Known Material Trends and Uncertainties

Our management does not know of any material trends or uncertainties that have or are reasonably likely to have a current of future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

We believe that the above discussion contains a number of forward-looking statements. Our actual results and our actual plan of operations may differ materially from what is stated above. Factors which may cause our actual results or our actual plan of operations to vary include, among other things, decision of the board of directors not to pursue a specific course of action based on a re-assessment of the facts or new facts, or general economic conditions.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the US. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and that require the most subjective judgment:

Revenue Recognition

We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue. This policy is prospective in nature, as we have not yet generated any revenues.

Item 7. Financial Statements.

Our Audited Consolidated Financial Statements as of October 31, 2007 and October 31, 2006 and for the period from May 8, 2006 (Date of Inception) to October 31, 2007, follow as pages F-1 through F-8.

China Wind Energy Inc.
(formerly K-Care Nutritional Products Inc.)
(A Development Stage Company)
October 31, 2007
(Audited)
Index
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets	F-2
Consolidated Statements of Operations	F-3
Consolidated Statements of Cash Flows	F-4
Consolidated Statement of Stockholders’ Equity (Deficit)	F-5
Notes to the Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors China Wind Energy Inc (formerly K-Care Nutritional Products Inc.) (a development stage company)

     We have audited the accompanying balance sheets of China Wind Energy Inc. (formerly K-Care Nutritional Products Inc.) (the “Company”) (a development stage company), as of October 31, 2007and 2006 and the related statements of expenses, changes in stockholders’ equity (deficit) and cash flows for the year ended October 31, 2007, and the periods from May 8, 2006, inception, to October 31, 2006 and to October 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2007 and 2006, and the results of its operations and its cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered a loss from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, PC

www.malone-bailey.com Houston, Texas January 28, 2008

China Wind Energy Inc. (formerly K-Care Nutritional Products Inc.) (A Development Stage Company) Balance Sheets (Expressed in US dollars)

	October 31,	October 31,
	2007	2006
ASSETS
Current Assets
Cash	$ 21,331	$ 9,810
Inventory	331	–
Prepaid expenses	–	5,000
Total Assets	$ 21,662	$ 14,810

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$ 12,710	$ 12,984
Due to related parties	5,728	10,000
Total Current Liabilities	18,438	22,984

Contingencies and Commitments	–	–
Stockholders’ Equity (Deficit)
Preferred stock, 20,000,000 shares authorized, par value of $0.0001; No shares issued and outstanding	–	–
Common stock, 400,000,000 shares authorized, par value of $0.0001; 36,887,250 and 31,977,500 shares issued and outstanding, respectively	3,689	3,198
Additional paid-in capital	126,676	16,972
Deficit accumulated during the development stage	(127,141)	(28,344)
Total Stockholders’ Equity (Deficit)	3,224	(8,174)
Total Liabilities and Stockholders’ Equity (Deficit)	$ 21,662	$ 14,810

See accompanying summary of accounting policies and notes to financial statements

China Wind Energy Inc.
(formerly K-Care Nutritional Products Inc.)
(A Development Stage Company)
Statements of Expenses
(Expressed in US dollars)

		May 8, 2006	May 8, 2006
	Year Ended	(Inception)	(Inception)
	October 31,	To October 31,	To October 31,
	2007	2006	2007
Expenses

Consulting fees	$ 15,062	$ 5,300	$ 20,362
General and administrative	38,872	3,929	42,801
Product development costs	3,209	1,487	4,696
Professional fees	41,654	17,628	59,282
Total Expenses	98,797
Net Loss	$ (98,797)	$ (28,344)	$ (127,141)
Net Loss Per Share – Basic and Diluted	$ (0.00)	$ (0.00)
Weighted Average Shares Outstanding-Basic and Diluted	34,654,475	31,043,608

See accompanying summary of accounting policies and notes to financial statements

China Wind Energy Inc.
(formerly K-Care Nutritional Products Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US dollars)
	Year	May 8, 2006	May 8, 2006
	Ended	(Inception)	(Inception)
	October 31,	To October 31	To October 31,
	2007	2006	2007
Operating Activities
Net loss	$ (98,797)	$ (28,344)	$ (127,141)
Adjustments to reconcile net loss to net cash used in
operating activities:
Donated rent and services	12,000	3,750	15,750
Changes in operating assets and liabilities
Prepaid expenses	5,000	(5,000)	–
Inventory	(331)	–	(331)
Accounts payable and accrued liabilities	(274)	12,984	12,710
Net Cash Used in Operating Activities	(82,402)	(16,610)	(99,012)
Financing Activities
Due to related parties	(4,272)	10,000	5,728
Proceeds from issuance of shares	98,195	16,420	114,615
Net Cash Provided by Financing Activities	93,923	26,420	120,343
Increase In Cash	11,521	9,810	21,331
Cash - Beginning of Period	9,810	–	–
Cash - End of Period	$ 21,331	$ 9,810	$ 21,331
Supplemental Disclosures
Interest paid	$ –	$ –	$ –
Income tax paid	–	–	–

See accompanying summary of accounting policies and notes to financial statements

China Wind Energy Inc.
(formerly K-Care Nutritional Products Inc.)
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)
For the Period from May 8, 2006 (Date of Inception) to October 31, 2007
(Expressed in US dollars)

				Deficit
				Accumulated
	Common Stock		Additional	During the
		Par	Paid-in	Development
	Shares	Value	Capital	Stage	Totals
Balances – May 8, 2006 (Date of Inception)	–	$ –	$ –	$ –	$ –
Proceeds from issuance of stock	31,977,500	$3,198	13,222	–	16,420
Donated services	–	–	3,750	–	3,750
Net loss for the period	–	–	–	(28,344)	(28,344)
Balances – October 31, 2006	31,977,500	3,198	16,972	(28,344)	(8,174)
Proceeds from issuance of stock	4,909,750	491	97,704	–	98,195
Donated services	–	–	12,000	–	12,000
Net loss for the period	–	–	–	(98,797)	(98,797)
Balances – October 31, 2007	36,887,250	3,689	126,676	(127,141)	3,224

.

See accompanying summary of accounting policies and notes to financial statements

Note 1 Summary of Significant Accounting Policies

China Wind Energy Inc., was incorporated as Pooch Pal Beverages in Nevada on May 8, 2006. On November 6, 2006 we changed our name to K-Care Nutritional Products Inc., and on December 17, 2007 to China Wind Energy Inc.

(a)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

(b)	Cash and Cash Equivalents

China Wind considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(c)	Income Taxes

China Wind recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. China Wind provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

(d)	Revenue Recognition

China Wind recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

(e)	Financial Instruments

The fair values of financial instruments, which includes cash and cash equivalents, prepaid expenses and accounts payable approximate their carrying values due to the relatively short maturity of these instruments.

(f)	Basic and Diluted Net Income (Loss) per Share

China Wind computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

Note 1 Summary of Significant Accounting Policies (continued)

(g)	Recent Accounting Pronouncements

China Wind does not expect the adoption of recently issued accounting pronouncements to have a significant impact on China Wind's results of operations, financial position or cash flows.

Note 2 Going Concern

China Wind has been in the developmental stage since its formation in May 2006 and has not yet realized any revenues from its planned operations. The ability of China Wind to emerge from the developmental stage with respect to its principal business activity is dependent upon its successful efforts to raise additional equity financing and generate significant revenue. China Wind has incurred losses of $127,141 since inception. Management plans to raise additional capital through equity and/or debt financings. These factors raise substantial doubt regarding China Wind's ability to continue as a going concern.

Note 3 Related Party Transactions

(a)	On October 31, 2007, China Wind is indebted to its former President for $3,928 (2006 - $7,500) and to its Vice- President of Marketing of K-Care for $1,800 (2006 - $2,500) representing expenditures paid on behalf of China Wind. The amounts due are non-interest bearing, unsecured and due on demand.

(b)	During the period ended October 31, 2007, China Wind recognized a total of $6,000 (2006 - $2,500) for donated services at $500 per month and $6,000 (2006 - $1,250) for donated rent at $500 per month, provided by its former President.

Note 4 Common Stock

(a)	On May 9, 2006, China Wind issued 30,000,000 of common stock to the former President of China Wind at $0.00002 per share for cash proceeds of $600.

(b)	On July 30, 2006, China Wind issued 1,977,500 shares of common stock at $0.008 per share for cash proceeds of $15,820.

(c)	On December 15, 2006, China Wind issued 600,000 shares of common stock at $0.02 per share for cash proceeds of $12,000.

(d)	On April 30, 2007, China Wind issued 3,322,500 shares of common stock at $0.02 per share for cash proceeds of $66,450.

(e)	On May 8, 2007 China Wind issued 987,250 shares of common stock at $0.02 per share for cash proceeds of $19,745.

(f)	On November 26, 2007, China Wind proposed a 5:1 forward stock split, accordingly, all references to number of shares and to per share information in the financial statements have been adjusted to reflect the stock split on a retroactive basis.

Note 5 Income Taxes

China Wind uses the asset and liability method of accounting for deferred income taxes wherein deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes at rates expected to be in effect when the differences are realized. During fiscal 2007, China Wind incurred net losses and therefore has no current tax liability. The net deferred tax asset generated by China Wind's net operating loss carry-forwards has been fully reserved. The cumulative net operating loss carry-forward is approximately $112,900 at October 31, 2007.

Note 5 Income Taxes (continued)
At October 31, 2007 and 2006, deferred tax assets consisted of the following:

	October 31,	October 31,
	2007	2006
Deferred tax assets
Net operating losses	$ 34,579	$ 9,920
Less: valuation allowance	(34,579)	(9,920)
Net Deferred Tax Assets	$ –	$ –

Note 6 Subsequent Events

(a)	On November 20, 2007, K-Care, Jian Ren, a resident and citizen of the Hong Kong SAR of the People’s Republic of China (the “Purchaser”), and Eva Dudas, a resident and citizen of Vancouver, British Columbia, Canada (the “Seller”), entered into a Stock Purchase Agreement, dated for reference at November 15, 2007 (the “Stock Purchase Agreement”), pursuant to which the Purchaser agreed to purchase 5,950,000 shares of K-Care’s common stock, $0.0001 par value, from the Seller for $50,000. These shares represent 81% of the issued and outstanding common stock of K-Care, and the Seller is the CEO, President and a Director of K-Care.

Also, on November 20, 2007, K-Care entered into an Acquisition Agreement by and among K-Care, the Purchaser, who is the owner of all of the share capital of China Wind Energy Limited, a corporation organized and existing under the laws of the Hong Kong SAR of the People’s Republic of China (“China Wind”), and China Wind, pursuant to which the Purchaser agreed to transfer all of his share capital in China Wind to K-Care for $1. The consummation of the Acquisition Agreement is conditioned on the completion of the transactions contemplated by the Stock Purchase Agreement. Upon completion of the transactions contemplated by the Acquisition Agreement, China Wind will become a wholly owned subsidiary of K-Care. China Wind has one wholly owned subsidiary, Harbin XingYe Wind Energy Technology Limited (“XingYe”), a company established under the Law of the People’s Republic of China (“PRC”). XingYe provides management consulting services to a company in China which manufactures variable pitch blades for wind turbine generators.

Both the Stock Purchase Agreement and the Acquisition Agreement closed on November 27, 2007.

The Acquisition is being accounted for as a reverse merger, since the Purchaser owns a majority of the outstanding shares of K-Care’s common stock immediately following the Acquisition. China Wind is deemed to be the acquirer in the merger. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the Acquisition will be those of China Wind and will be recorded at the historical cost basis of China Wind. Whereas, the consolidated financial statements after completion of the Acquisition will include the assets and liabilities of K-Care and China Wind, the historical operations of China Wind, and our operations from the closing date of the Acquisition.

(b)	On November 26, 2007, China Wind proposed a 5:1 forward stock split of the authorized, issued and outstanding common stock.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On November 27, 2007 we closed a reverse merger transaction with China Wind HK. Keith Zhen, CPA (“Zhen”) was the independent registered public accountant for China Wind HK and Malone & Bailey, PA (“Malone & Bailey”) was the registered public accountant for us in this transaction. On January 10, 2007 we decided to retain Malone & Bailey as our sole registered public accounting firm.

The reports of Zhen on our subsidiary, China Wind HK, consolidated financial statements as of and for the period ended July 31, 2006 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except that their report was modified to indicate that there was substantial doubt about the Company ability to continue as a going concern. During the period ended November 27, 2006 (inception of China Wind HK) and through January 10, 2008, there have been no disagreements with Zhen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Zhen would have caused it to make reference thereto in connection with its report on the financial statements for such years.

On January 10, 2007, we decided to retain Malone & Bailey as our sole principal independent registered accounting firm for us and all of our subsidiaries. Malone & Bailey has been our independent registered accounting firm since our initial registration statement on Form SB-2 filed on March 14, 2007.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President, Chief Executive Officer, Chief Accounting Officer and Chief Financial Officer. Based upon that evaluation, our President, Chief Executive Officer, Chief Accounting Officer, and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by it in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, Chief Accounting Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. We evaluate the internal controls on a regular basis to ensure that we are in compliance with our policies.

There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Item 8B.

Other Information.

None. PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name, age, and position of our executive officers and directors of as of January 23, 2008.

Name	Age	Position
Jian Ren	24	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary, Director
Xiya Sun	21	Director
Huaiwen Zheng	27	Director

The directors will serve as directors until our next annual shareholder meeting or until a successor is elected who accepts the position. Officers hold their positions at the will of the Board of Directors, absent any employment agreement. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs.

Biographies

Jian Ren, President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer and Director

Mr. Ren was appointed our President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer and Director on November 29, 2007. He has been a director of Harbin XingYe Wind Energy Technology Limited since April, 2007, assisting the General Manager in redesigning the company’s administrative structure. Mr. Ren attended the Secondary Technical School of Food Supply in Hegang City in China from 1999 to 2000, completing studies in engineering. Following this, he served in the Cannon Force of the National Military Service of China from 2000 to 2002. He spend the years from 2002 to 2006 studying and in 2006, he completed training in administrative skills, including human resource management and organization structure; management training, rewarding and performance; and recruitment schedule planning.

Xiya Sun, Director

Xiya Sun was appointed as our Director on November 29, 2007. In April 2007, Ms. Sun was appointed as a director of Harbin XingYe Wind Energy Technology Limited. Ms. Sun obtained a bachelor degree from Northeast Agriculture University in Harbin, which she attended from 2002 to 2006. During her time at university, Ms. Sun received a number of scholarships and awards. She followed up her degree with training in administrative skills, including human resource management and organization structure; management training, rewarding and performance; and recruitment schedule planning from 2006 to April 2007.

Huaiwen Zheng, Director

We appointed Huaiwen Zheng as our director on November 29, 2007. Mr. Zheng attended Harbin Industrial University in Harbin from September 1998 to July 2002, where he received a degree in engineering. Thereafter, from July 2002 to July 2006, he worked at Harbin XingYe Wind Energy Technology Limited, where he played a key role in the quality control of blade designing and three-dimensional sculpting of the blades, as well as supervising the blade shaking analysis, module tire processing and production, and blade production and testing. From July 2006 to April 2007, he completed an administrative skills training course in human resource management and organization structure; management training, rewarding and performance; and recruitment schedule planning. He became the assistant engineer at Harbin XingYe Wind Energy Technology Limited, overseeing blade design in April 2007.

Significant Employees

There are no individuals other than our executive officers who are expected to make a significant contribution to the business.

Family Relationships

There are no family relationships among directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

No Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Board of Directors and Its Committees

The Board of Directors met in person or via telephone occasionally during our fiscal year ended October 31, 2007. Each member of the Board of Directors attended at least 75% of the meetings. The Board of Directors currently does not have a nominating committee or a compensation committee.

Our Board of Directors currently carries out the duties of the audit committee. Our Board of Directors has determined that the audit committee member has sufficient knowledge in financial and accounting matters to serve on the committee and that the member is an “audit committee financial expert” as defined by the rules of the Securities and Exchange Commission. The Board of Directors has not adopted a written charter for the audit committee.

Director Nominees

We do not have a nominating committee. The Board of Directors, sitting as a Board, selects those individuals to stand for election as members of our Board. Since the Board of Directors does not include a majority of independent directors, the decision of the Board as to director nominees is made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Until otherwise determined, not less than 90 days prior to the next annual Board of Directors' meeting at which the slate of Board nominees is adopted, the Board accepts written submissions that include the name, address and telephone number of the proposed nominee, along with a brief statement of the candidate's qualifications to serve as a director and a statement of why the shareholder submitting the name of the proposed nominee believes that the nomination would be in the best interests of shareholders. If the proposed nominee is not the security holder submitting the name of the candidate, a letter from the candidate agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board of Directors, as well as a list of references.

The Board identifies director nominees through a combination of referrals, including by management, existing Board members and security holders, where warranted. Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management's slate of director nominees submitted to shareholders for election to the Board.

Among the factors that the Board may consider when evaluating proposed nominees are their knowledge of and experience with and knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from the candidate prior to reaching a determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Section 16”), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the SEC by Section 16 “reporting persons”, including directors, certain officers, and holders of more than 10% of the outstanding common shares. We are required to disclose in this Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended October 31, 2007.

To our knowledge during the fiscal year ended January 31, 2007, our officers, directors and 10% shareholders complied with all Section 16 filing requirements applicable to them.

Item 10. Executive Compensation.

The following table sets forth compensation awarded to, earned by or paid to our Executive Officers and Directors as of October 31, 2007.

SUMMARY COMPENSATION
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and	All Compensation ($)	Total ($)
Eva Dudas (1)	Fiscal 2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	Fiscal 2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Eva Dudas was our director, President, CEO and CFO from May 9, 2006 to November 29, 2007. Jian Ren was appointed as our director, President, CEO and CFO on November 29, 2007 after the closing of the reverse merger.

Option Grants in the Last Fiscal Year

No stock options were granted to any Directors or Officers during the year ending October 31, 2007.

Employment Agreements

We have no written employment agreements with executive officers at this time.

Compensation of Directors

Directors are entitled to receive reimbursement for all out-of-pocket expenses incurred for attendance at Board of Directors meetings. We do not currently have any compensation agreements with any of our Director or Officers.

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Termination of Employment and Change of Control Arrangement

There is no compensatory plan or arrangement with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with us, or from a change in our control.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 24, 2008 by: (i) each of our directors; (ii) each of our named executive officers; (iii) officers and directors as a group; and (iv) each person or group is known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown to our knowledge.

Directors and Officers

Title of Class	Name & address of beneficial owner	Number of Shares of Common Stock (1)	Percentage of Common Stock (2)
	Jian Ren (3)
Common Stock	No.088, 1 Zu, Longjiang	1,150,000	3.1%
	Village, Zhaoxing Town, Luobei
	County, Heilongjiang Province,
	China
	Xiya Sun (4)
Common Stock	No2, Haibin Road	100,440	(5)
	Binxi Economy Development
	Harbin, China
	Luming Zhang
Common Stock	No. 4 4ZU, 8WEI	3,513.276	9.5%
	Luobei County, Heilongjiang
	Province, Fengxiang Town,
	China
All Officers and Directors as a Group		1,250,440	3.4%

(1)	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose.

Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 36,887,250 issued and outstanding shares of common stock as of January 23, 2008.

(3)	Jian Ren is our director, President, Chief Executive Officer, and Chief Financial Officer.

(4)	Xiya Sun is our director.

(5)	Less than 1%

Changes in Control

There are currently no arrangements which would result in a change in control of us.

Item 12. Certain Relationships and Related Transactions.

As at October 31, 2007, we were indebted to Eva Dudas, our former President, for $3,928 (2006 -$7,500) and to Kim Symons, our former Vice-President of Marketing, for $1,800 (2006 - $2,500) representing expenditures paid on behalf of us. The amounts due are non-interest bearing, unsecured and due on demand.

All amounts owed to our former President and Vice President have been repaid by us as of January 23, 2008.

Other than as described above, and as disclosed in our section entitled “Executive Compensation”, below, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last fiscal years.

Iem 13. Exhibits.

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation dated May 8, 2006 (1)
3.2	Certificate of Amendment dated November 6, 2006 changing the name to Pooch Pal Beverages Inc.(1)
3.3	Certificate of Change filed on November 16, 2007 effecting a 5 for 1 forward split of the Company’s issue, outstanding and authorized common shares.
3.4	Certificate of Amendment dated December 19, 2007 changing the name to China Wind Energy Inc. (2)
3.5	By-laws (1)
10.1	Acquisition Agreement by and among K-Care and China Wind HK (2)
10.2	Share Purchase Agreement by and among Eva Dudas and Jian Ren (2)
10.3	Management Agreement between XingYe and Liang Chuang (2)
21.1	List of Subsidiaries (2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

(1)	Included as exhibits on our Form SB-2 filed March 14, 2007.
(2)	Included as exhibits on our Form 8-K filed November 30, 2007.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors, Malone & Bailey for the audit of our consolidated annual financial statements for the year ended October 31, 2007 and October 31, 2006 and any other fees billed for other services rendered by Malone & Bailey during that period.

Malone & Bailey, PA
Period from November 1, 2006 to October 31, 2007

Audit fees	$ 17,624
Audit-related fees	$ 0
Tax fees	$ 0
All other fees	$ 0
Total	$ 17,624

Malone & Bailey, PA
Period from May 8, 2006 to October 31, 2006

Audit fees	$ 4,250
Audit-related fees	$ 0
Tax fees	$ 0
All other fees	$ 0
Total	$ 4,250

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA WIND ENERGY INC.
By: /s/ Jian Ren
Date: January 29, 2008	Jian Ren
President, Chief Executive
Officer, Chief Financial Officer, Chief
Accounting Officer, Secretary, Treasurer and Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jian Ren	President, Chief Executive	January 29, 2008
Jian Ren	Officer, Chief Financial Officer, Chief
Accounting Officer, Secretary, Treasurer and Director.

By: /s/ Xiya Sun	Director	January 29, 2008
Xiya Sun

By: /s/ Huaiwen Zheng	Director	January 29, 2008
Huaiwen Zheng