Form 10-Q
period 2008-01-31
China Wind Energy Inc.
filed 2008-03-24
CIK 1393109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________To ______________________

Commission file number 333-141271 CHINA WIND ENERGY INC. (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization) No.2 Haibin Road, Binxi Developing Area Heilongjiang Province, People’s Republic of China (Address of principal executive offices)	N/A (I.R.S. Employer Identification No.) N/A (Zip Code)

+86 451 87009618
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 24, 2008, the registrant’s outstanding common stock consisted of 36,887,250 shares.

1

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited financial statements of China Wind Energy Inc. (the “Company”, “China Wind”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

China Wind Energy Inc. (formerly K-Care Nutritional Products Inc.) (A Development Stage Company) (Expressed in US dollars) (unaudited)

January 31, 2008

Index
Consolidated Balance Sheets	F–1
Consolidated Statements of Expenses	F–2
Consolidated Statements of Cash Flows	F–3
Consolidated Statements of Stockholders’ Equity (Deficit)	F-4
Notes to the Consolidated Financial Statements	F–5

China Wind Energy Inc.
(formerly K-Care Nutritional Products Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)
(unaudited)

	January 31,	July 31,
	2008	2007
ASSETS
Current Assets
Cash	$ 28,912	$ 1,278
Prepaid expenses	5,060	–
Total Current Assets	33,972	1,278
Contract Security Deposit	–	19,796
Property and equipment, net of accumulated depreciation of $204	4,917	–
Total Assets	$ 38,889	$ 21,074
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$ 64,026	$ 36,346
Loan from shareholder	2,664	22,664
Total Current Liabilities	66,690	59,010
Commitments and Contingencies	–	–
Stockholders’ Equity (Deficit)
Common stock; 400,000,000 and 10,000 shares authorized,
respectively; $0.0001 and $0.13 par value, respectively;
36,887,250 and 1 shares issued and outstanding, respectively	3,689	1
Additional paid-in capital	99,354	100,000
Subscription receivable	–	(100,000)
Accumulated other comprehensive income (loss)	2,271	(120)
Deficit accumulated during the development stage	(133,115)	(37,817)
Total Stockholders’ Equity (Deficit)	(27,801)	(37,936)
Total Liabilities and Stockholders’ Equity (Deficit)	$ 38,889	$ 21,074

See accompanying summary of accounting policies and notes to consolidated financial statements

China Wind Energy Inc.
(formerly K-Care Nutritional Products Inc.)
(A Development Stage Company)
Consolidated Statements of Expenses
(Expressed in US dollars)
(unaudited)

	Three months	Six months	November 27, 2006	November 27, 2006
	Ended	Ended	(Inception)	(Inception)
	January 31,	January 31,	to January 31,	to January 31,
	2008	2008	2007	2008
Expenses
General and administrative	22,283	31,101	1,282	33,841
Professional fees	47,860	63,866	–	98,943
Write off of inventory	331	331	–	331
Total Expenses	70,474	95,298	1,282	133,115
Net Loss	(70,474)	(95,298)	(1,282)	(133,115)
Other Comprehensive Income (Loss)
Foreign currency translation	2,186	2,391	–	42,271
Comprehensive Income (Loss)	(68,288)	(92,907)	(1,282)	(130,844)
Net Loss Per Share – Basic and Diluted	$ (0.00)	$ (0.01)	$ (1,282)
Weighted Average Shares Outstanding	22,863,555	13,030,823	1

See accompanying summary of accounting policies and notes to consolidated financial statements

China Wind Energy Inc.
(formerly K-Care Nutritional Products Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

		November 27,	November 27,
	Six Months	2006	2006
	Ended	(Inception)	(Inception)
	January 31,	to January 31,	to January 31,
	2008	2007	2008
Cash Flows from Operating Activities
Net loss	$ (95,298)	$ (1,282)	$ (133,115)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	204	–	204
Write off of inventory	331	–	331
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	25,158	–	61,504
Net Cash Used in Operating Activities	(69,605)	(1,282)	(71,076)
Cash Flows from Investing Activities
Purchase of property and equipment	(5,121)	–	(5,121)
Contract security deposit	19,796	–	–
Cash acquired on acquisition	173	–	173
Net Cash Provided by (Used in) Investing Activities	14,848	–	(4,948)
Cash Flows from Financing Activities
Collection of subscription receivable	100,000	1	100,001
Loan from (repayment to) shareholder	(20,000)	3,205	2,664
Net Cash Provided by Financing Activities	80,000	3,206	102,665
Effects of Foreign Exchange on Cash	2,391	–	2,271
Net Increase In Cash	27,634	1,924	28,912
Cash - Beginning of Period	1,278	–	–
Cash - End of Period	$ 28,912	$ 1,924	$ 28,912
Supplemental Disclosures
Interest paid	$ –	$ –	$ –
Income tax paid	–	–	–

See accompanying summary of accounting policies and notes to consolidated financial statements

China Wind Energy Inc.
(formerly K-Care Nutritional Products Inc.)
(A Development Stage Company)
Consolidated Statements of Shareholders’ Equity (Deficit)
(Expressed in US dollars)
(unaudited)

						Deficit
					Accumulated	Accumulated
			Additional	Stock	Other	During the
	Common	Par	Paid-in	Subscriptions	Comprehensive	Development
	Stock	Value	Capital	Receivable	Income	Stage	Total
Balance – November 27, 2006 (Date of Inception)	–	–	–	–	–	–	–
Issuance of common shares for cash	1	1	100,000	(100,000)	–	–	1
Foreign Currency
Translation	–	–	–	–	(120)	–	(120)
Net loss of the period	–	–	–	–	–	(37,817)	(37,817)
Balance – July 31, 2007	1	1	100,000	(100,000)	(120)	(37,817)	(37,936)
Proceeds from issuance of common stock	–	–	–	100,000	–	–	100,000
Adjustment to number of common stock issued and outstanding as a result of the reverse takeover of China Wind Energy Ltd.
Remove issued and outstanding stock of China Wind Energy Ltd.	(1)	(1)	(100,000)	100,000	–	–	–
Add issued and outstanding stock of China Wind Energy Inc.	36,887,250	3,689	99,354	–	–	–	3,042
Foreign Currency Translation	–	–	–	–	2,391	–	2,391
Net loss for the period	–	–	–	–	–	(95,298)	(95,298)
Balance – January 31, 2008	36,887,250	3,689	99,354	–	2,271	(133,115)	(27,801)

See accompanying summary of accounting policies and notes to consolidated financial statements

Note 1 Nature of Operations and Continuance of Business

The Company was incorporated in Nevada on May 8, 2006, under the name Pooch Pal Beverages Inc., and changed its name to K-Care Nutritional Products Inc. On December 17, 2007, the Company changed its name to China Wind Energy Inc.

On November 20, 2007, the former President of the Company entered into a Stock Purchase Agreement with Jian Ren, a resident and citizen of the Hong Kong SAR of the People’s Republic of China (the “Purchaser”), pursuant to which the Purchaser agreed to purchase 5,950,000 shares of the Company’s common stock, $0.0001 par value, from the former President of the Company for $50,000. These shares represented 81% of the issued and outstanding common stock of the Company. The Stock Purchase Agreement closed on November 27, 2007.

Also, on November 20, 2007, the Company entered into a Acquisition Agreement with the Purchaser, who is the owner of all of the share capital of China Wind Energy Limited, a corporation organized and existing under the laws of the Hong Kong SAR of the People’s Republic of China, pursuant to which the Purchaser agreed to transfer all of his share capital in China Wind Energy Limited to the Company for $1. Upon closing of the Acquisition agreement on November 27, 2007, China Wind Energy Limited became a wholly owned subsidiary of the Company. China Wind Energy Limited has one wholly owned subsidiary, Harbin XingYe Wind Energy Technology Limited (“XingYe”), a company established under the Law of the People’s Republic of China (“PRC”). XingYe provides management consulting services to a company in China which manufactures variable pitch blades for wind turbine generators.

The Acquisition is accounted for as a reverse merger, since the Purchaser owns a majority of the outstanding shares of the Company’s common stock immediately following the Acquisition. China Wind Energy Limited is deemed to be the acquirer in the merger. Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements prior to the Acquisition are those of China Wind Energy Limited and are recorded at the historical cost basis of China Wind Energy Limited. Whereas, the consolidated financial statements after completion of the Acquisition will include the assets and liabilities of the Company and China Wind Energy Limited, the historical operations of China Wind Energy Limited, and the Company’s operations from the closing date of the Acquisition.

The Company previously focused its business efforts on the development of a range of nutritional products for dogs including flavored bottled water products. With the completion of the Stock Purchase Agreement, The Company is now involved in the management consulting business in China.

The Company has not yet generated revenues from planned principal operations and is considered a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the Company’s audited 2007 annual financial statements and notes thereto filed with the SEC on January 29, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented, have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in the Company’s annual statements have been omitted.

Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 Going Concern

As of October 31, 2007, the Company has incurred an accumulated deficit of $133,115 since its inception. This factor raises substantial doubt about its ability to continue as a going concern. Recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken actions to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance stockholders' investment. Management believes that these actions will allow the Company to continue operations through the next fiscal year.

The Company faces a number of risks and challenges not typically associated with companies in North America and Western Europe, since its assets exist solely in the PRC, and its revenues are derived from its operations therein. The PRC is a developing country with an early stage market economic system, overshadowed by the state. Its political and economic systems are very different from the more developed countries and are in a state of change. The PRC also faces many social, economic and political challenges that may produce major shocks and instabilities and even crises, in both its domestic arena and in its relationships with other countries, including the United States. Such shocks, instabilities and crises may in turn significantly and negatively affect the Company's performance.

Note 3 Property and Equipment

			January 31,	July 31,
			2008	2007
		Accumulated	Net Carrying	Net Carrying
	Cost	Depreciation	Value	Value
Computer hardware	5,121	204	4,917	–

Note 4 Loan from Shareholder

Loan payable is a temporary short-term loan from the former sole shareholder of the Company. Cash flow from this activity is classified as cash flow from financing activity. As of January 31, 2008, the Company owed the shareholder $2,664 (July 31, 2007 – $22,664).

Note 5 Common Stock

On November 26, 2007, the Company affected a 5:1 forward stock split of the authorized, issued and outstanding common stock. As a result, the issued share capital increased from 7,377,450 shares of common stock to 36,887,250 shares of common stock with no change in par value.

Note 6 Commitments

On July 15, 2007, the Company, through its subsidiary XingYe, entered into a management consulting agreement with Harbin Lian Chuang Co., Ltd. ("Harbin"), pursuant to which the Company agreed to oversee the operations and management of Harbin’s business for a period of three years, from July 15, 2007 through July 15, 2010. The principal business of Harbin is the research and development, production and sales of wind turbine blade products. Under the terms of the agreement, the Company has been granted the usage rights, administration rights, operational rights and beneficial rights on all intangible and tangible assets of Harbin’s turbine blade projects, and will receive as compensation 12% of the turbine blade revenue of Harbin at the end of every quarter. As of January 31, 2008, the Company has not generated revenue under this agreement.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report on Form 10-Q contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

Business Overview

We were incorporated in Nevada on May 8, 2006. On December 17, 2007 we changed our name to China Wind Energy Inc. On August 2, 2007 our common stock became eligible for trading on the OTC Bulletin Board under the ticker symbol “KCNU.OB” and on December 17, 2007, consequent to the name change, the ticker symbol changed to “CWEY.OB”. Before the closing of the share exchange transaction in November 2007, we were a shell company with nominal assets and operations, whose sole business was to produce water for dogs which contained nutritional supplements and added flavors.

Management decided that it was in our best interests to cease our dog beverage business and enter into a new business through an acquisition. On November 20, 2007 we entered into two agreements with China Wind Energy Ltd., a corporation organized and existing under the laws of the Hong Kong SAR of the People’s Republic of China (“China Wind HK”) and Jian Ren, who was formerly the sole shareholder of China Wind HK’s capital stock. The effects of these agreements were (a) the consummation of a reverse takeover transaction which resulted in the acquisition of China Wind HK as our wholly owned subsidiary and (b) Jian Ren becoming the holder of 81% of all of our issued and outstanding common stock as well as our director, President, Chief Executive Officers, Chief Financial Officer, Chief Accounting Officer, Secretary, and Treasurer. On November 29, 2007 we also added Xiya Sun and Huaiwen Zheng as directors. Further details on this transaction can be found in our Current Report on Form 8-K filed on November 30, 2007.

Harbin XingYe Wind Energy Technology Limited (“XingYe”), a company established under the Law of the People’s Republic of China (“China”) is one of our wholly owned subsidiaries after the reverse merger with China Wind HK. Going forward, we intend our sole line of business to be that of our wholly owned subsidiary, XingYe, which provides management consulting services to Harbin Lian Chuang Co., Ltd (“Lian Chuang”), a wind turbine blade manufacturing enterprise incorporated under the laws of China. Pursuant to our management agreement with Lian Chuang we are to receive 12% of all turbine blade revenues. The principal business of Lian Chuang includes research and development, production and sales of wind turbine blade products.

We have not generated any revenues from this management agreement and are currently in negotiations to acquire the business of Harbin Lian Chuang Co., Ltd.

Liquidity and Capital Resources

As of January 31, 2008, we had cash of $28,912 and a working capital surplus deficit of $32,718. At January 31, 2008 our accumulated deficit was $133,115. Our net loss of $95,298 for the six months ended January 31, 2008, and $70,474 for the three months ended January 31, 2008 was mostly funded by our equity financing in the first quarter ending October 31, 2007. During the six months ended January 31, 2008, we raised net cash of $100,000 from financing activities and repaid $20,000 of a $22,664 shareholder loan. For the six months ended January 31, 2008 we have had a net increase of $27,634 in our cash position. This increase was largely due to equity financing.

We used net cash of $69,605 in operating activities for the six months ended January 31, 2008 and net cash of $71,076 since November 27, 2006 (inception) to January 31, 2008. We received net cash of $100,000 from financing activities for the six months ended January 31, 2008 compared to $102,665 for the period from November 27, 2006 (inception) to January 31, 2008. During the six months ended January 31, 2008 we also repaid $20,000 of a $22,664 shareholder loan. The effect of exchange rates on cash was an increase in cash of $2,391 for the six months ended January 31, 2008.

During the six months ended January 31, 2008 our monthly cash requirement was approximately $11,805. At the end of the period as at January 31, 2008, we had cash of $28,912, which will cover our costs for two months according to our current monthly burn rate. We anticipate funding further operations through the sale of securities, revenues generated through our agreement with Lian Chuang and loans from shareholders.

On November 26, 2007 we filed a Certificate of Change to effect a 5 for 1 forward split of our common stock. This forward split increased our issued common shares and authorized common stock, on a basis of five new common shares for every one existing common share and resulted in an increase from 7,377,450 issued and outstanding common shares to 36,887,250 issued and outstanding common shares. It also increased our authorized common stock from 80,000,000 to 400,000,000 shares.

The increase in issued, outstanding and authorized capital was approved by NASDAQ and became effective on the OTC Bulletin Board on December 17, 2007. Our new symbol is “CWEY.OB”.

We are currently in negotiations to acquire Harbin Lian Chuang Co., Ltd (“Lian Chuang”), a wind turbine blade manufacturing enterprise incorporated under the laws of China. The principal business of Lian Chuang includes research and development, production and sales of wind turbine blade products. On July 15, 2007, our wholly owned subsidiary, Harbin XingYe Wind Energy Technology Limited (“XingYe”) and Lian Chuang entered into a management consulting agreement, pursuant to which Xing Ye agreed to oversee the management and operation of Lian Chuang’s business for a period of three years, from July 15, 2007 to July 14, 2010 (the “Management Agreement”). If our attempt to acquire Lian Chuang is successful we expect to incur much higher operating costs and to require additional financing to fully carry out our business plan.

Results of Operations

Revenues

Since November 27, 2006 to January 31, 2008 we have not generated any revenues.

Net Loss

We incurred net loss of $95,298 for the six months ended January 31, 2008 and $70,474 for the three months ended January 31, 2008. Since November 27, 2006 (inception) to January 31, 2008, we have incurred a net loss of $133,115.

Our net loss per share for the six months ended January 31, 2008 and the three months ended January 31, 2008 was $.0.01 and $0.00, respectively.

Expenses

Our total operating expenses were $95,298 for the six months ended January 31, 2008 and $70,474 for the three months ended January 31, 2008. Our expenses for the period from November 27, 2006 (inception) to January 31, 2008 increased by $131,833 to $133,115 compared to $1,282 for the period from November 27, 2007 (inception) to January 31, 2007. This increase is primarily the result of a longer operating period which required much higher professional and general and administrative fees.

Our general and administrative expenses were $22,283 for the three months ended January 31, 2008, $31,101 for the six months ended January 31, 2008 and $33,841 for the period from November 27, 2006 (inception) to January 31, 2008. Our professional fees were $47,860 for the three months ended January 31, 2008, $63,866 for the six months ended January 31, 2008 and $98,943 for the period from November 27, 2006 (inception) to January 31, 2008. During the three months ended January 31, 2008, we also wrote-off $311 of inventory.

Research and Development

From November 27, 2006 (inception) to January 31, 2008 we did not have any research and development expenses.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of January 31, 2008, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer evaluated our “disclosure controls and procedures” (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of a date within 90 days before the filing date of this report and has concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls

Subsequent to the date of their evaluation, there were no changes in our internal controls over financial reporting or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses in our internal controls so no corrective actions were taken.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings that have been threatened against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCCEDS

On January 2, 2008 we issued 15,000 shares of our common stock to Island Capital Management, LLC dba Island Stock Transfer pursuant to an agreement relating to transfer agent services provided by Island Stock Transfer. We issued the shares without a prospectus pursuant to the exemptions provided by Section 4(2) of the Securities Act of 1933.

Our reliance upon the exemption under Section 4(2) of the Securities Act of 1933 was based on the fact that the issuance of these shares did not involve a “public offering.” Each offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." The investors negotiated the terms of the transactions directly with our executive officers. No general solicitation was used, no commission or other remuneration was paid in connection with these transactions, and no underwriter participated. Based on an analysis of the above factors, these transactions were effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act for transactions not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 29, 2007 we received approval from holders of 81% of the shares of our common stock to change our name from K-Care Nutritional Products Inc. to China Wind Energy Inc. The name change became effective on December 17, 2007.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Exhibit NumberDescription

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

China Wind Energy Inc.
(Registrant)

/s/ Jian Ren
Date: March 24, 2008	Jian Ren Director , President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer