Form 10-Q
period 2008-04-30
China Wind Energy Inc.
filed 2008-06-16
CIK 1393109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________To ______________________

Commission file number 333-141271

CHINA WIND ENERGY INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

No.2 Haibin Road, Binxi Developing Area Heilongjiang Province
People’s Republic of China 150000
(Address of principal executive offices) (Zip Code)

N/A (I.R.S. Employer Identification No.) +86 451 87009618 (Registrant’s telephone number, including area code)

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

As of June 10, 2008, the registrant’s outstanding common stock consisted of 36,902,250 shares.

PART I – FINANCIAL INFORMATION

Safe Harbor Statement

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

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

ITEM 1. FINANCIAL STATEMENTS

The unaudited consolidated financial statements of China Wind Energy Inc. (the “Company”, “China Wind”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

China Wind Energy Inc.
(formerly K-Care Nutritional Products Inc.)
(A Development Stage Company)
(Expressed in US dollars)
(unaudited)

April 30, 2008
Index
Consolidated Balance Sheets (unaudited)	F–1
Consolidated Statements of Expenses (unaudited)	F–2
Consolidated Statements of Cash Flows (unaudited)	F–3
Consolidated Statements of Stockholders’ Deficit (unaudited)	F–4
Notes to the Consolidated Financial Statements (unaudited)	F–5

China Wind Energy Inc.
(formerly K-Care Nutritional Products Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)
(unaudited)

	April 30,	July 31,
	2008	2007
ASSETS
Current Assets
Cash	$ 15,015	$ 1,278
Prepaid expenses	4,000	–
Total Current Assets	19,015	1,278
Contract Security Deposit	–	19,796
Property and equipment, net of accumulated depreciation of $447	4,818	–
Total Assets	$ 23,833	$ 21,074
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$ 51,891	$ 36,346
Loans from shareholders	49,270	22,664
Total Current Liabilities	101,161	59,010
Commitments and Contingencies	–	–
Stockholders’ Deficit
Common stock; 400,000,000 and 10,000 shares authorized,
respectively; $0.0001 and $0.13 par value, respectively;
36,902,250 and 1 shares issued and outstanding, respectively	3,691	1
Additional paid-in capital	117,202	100,000
Subscription receivable	–	(100,000)
Accumulated other comprehensive income (loss)	4,399	(120)
Deficit accumulated during the development stage	(202,620)	(37,817)
Total Stockholders’ Deficit	(77,328)	(37,936)
Total Liabilities and Stockholders’ Deficit	$ 23,833	$ 21,074

See accompanying summary of accounting policies and notes to consolidated financial statements

China Wind Energy Inc.
(formerly K-Care Nutritional Products Inc.)
(A Development Stage Company)
Consolidated Statements of Expenses
(Expressed in US dollars)
(unaudited)

	Three months	Three months	Nine months	November 27, 2006	November 27, 2006
	Ended	Ended	Ended	(Inception)	(Inception)
	April 30,	April 30,	April 30,	to April 30,	to April 30,
	2008	2007	2008	2007	2008
Expenses
General and administrative	$ 41,448	$ 26	$ 72,345	$ 1,308	$ 75,085
Professional fees	27,814	–	91,680	–	126,757
Depreciation expense	243	–	447	–	447
Write off of inventory	–	–	331	–	331
Total Expenses	69,505	26	164,803	1,308	202,620
Net Loss	(69,505)	(26)	(164,803)	(1,308)	(202,620)
Other Comprehensive Income
Foreign currency translation	2,128	–	4,519	–	4,399
Comprehensive Loss	$ (67,377)	$ (26)	$ (160,284)	$ (1,308)	$ (198,221)
Net Loss Per Share – Basic and Diluted	$ (0.00)	$ (26)	$ (0.01)	$ (1,308)
Weighted Average Shares Outstanding	36,900,917	1	20,871,364	1

See accompanying summary of accounting policies and notes to consolidated financial statements

China Wind Energy Inc.
(formerly K-Care Nutritional Products Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

		November 27,	November 27,
	Nine Months	2006	2006
	Ended	(Inception)	(Inception)
	April 30,	to April 30,	to April 30,
	2008	2007	2008
Cash Flows from Operating Activities
Net loss	$ (164,803)	$ (1,308)	$ (202,620)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	447	–	447
Write off of inventory	331	–	331
Common stock issued for services	17,850	–	17,850
Changes in operating assets and liabilities:
Prepaid expenses	1,060	–	1,060
Accounts payable and accrued liabilities	13,023	–	49,369
Net Cash Used in Operating Activities	(132,092)	(1,308)	(133,563)
Cash Flows from Investing Activities
Purchase of property and equipment	(5,265)	–	(5,265)
Contract security deposit	19,796	–	–
Cash acquired on acquisition	173	–	173
Net Cash Provided by (Used in) Investing Activities	14,704	–	(5,092)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	100,000	1	100,001
Loan from shareholder	26,606	2,529	49,270
Net Cash Provided by Financing Activities	126,606	2,530	149,271
Effects of Foreign Exchange on Cash	4,519	–	4,399
Net Increase In Cash	13,737	1,222	15,015
Cash - Beginning of Period	1,278	–	–
Cash - End of Period	$ 15,015	$ 1,222	$ 15,015
Supplemental Disclosures
Interest paid	$ –	$ –	$ –
Income tax paid	–	–	–

See accompanying summary of accounting policies and notes to consolidated financial statements

China Wind Energy Inc.
(formerly K-Care Nutritional Products Inc.)
(A Development Stage Company)
Consolidated Statements of Shareholders’ Deficit
(Expressed in US dollars)
(unaudited)

						Deficit
					Accumulated	Accumulated
			Additional	Stock	Other	During the
	Common		Paid-in	Subscriptions	Comprehensive	Development
	Stock	Par Value	Capital	Receivable	Income	Stage	Total
Balances – November 27, 2006
(Date of Inception)	–	$ –	$ –	$ –	$ –	$ –	$ –
Issuance of common shares for
cash	1	1	100,000	(100,000)	–	–	1
Foreign Currency Translation	–	–	–		(120)	–	(120)
Net loss	–	–	–		–	(37,817)	(37,817)
Balances – July 31, 2007	1	1	100,000	(100,000)	(120)	(37,817)	(37,936)
Proceeds from issuance of
common stock	–	–	–	100,000	–	–	100,000
Adjustment to number of shares
of common stock issued and
outstanding as a result of the
reverse takeover of China Wind
Energy Ltd.
Recapitalization related to
reverse merger	36,887,249	3,688	(3,688)		–	–	–
Net assets acquired in reverse
merger	-	-	3,042		–	–	3,042
Issuance of common shares for
services	15,000	2	17,848		–	–	17,850
Foreign Currency Translation	–	–	–		4,519	–	4,519
Net loss	–	–	–		–	(164,803)	(164,803)
Balances – April 30, 2008	36,902,250	$ 3,691	$ 117,202	$ –	$ 4,399	$ (202,620)	$ (77,328)

See accompanying summary of accounting policies and notes to consolidated financial statements

China Wind Energy Inc.
(formerly K-Care Nutritional Products Inc.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2008
(unaudited)

Note 1 Nature of Operations and Continuance of Business

The Company was incorporated in Nevada on May 8, 2006, under the name Pooch Pal Beverages Inc., and changed its name to K-Care Nutritional Products Inc. On November 29, 2007, the Company changed its name to China Wind Energy Inc.

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

Also, on November 20, 2007, the Company entered into an Acquisition Agreement with the Purchaser, who is the owner of all of the share capital of China Wind Energy Limited, a corporation organized and existing under the laws of the Hong Kong SAR of the People’s Republic of China, pursuant to which the Purchaser agreed to transfer all of his share capital in China Wind Energy Limited to the Company for $1. Upon closing of the Acquisition agreement on November 27, 2007, China Wind Energy Limited became a wholly owned subsidiary of the Company. China Wind Energy Limited has one wholly owned subsidiary, Harbin XingYe Wind Energy Technology Limited (“XingYe”), a company established under the Law of the People’s Republic of China (“PRC”). XingYe provides management consulting services to a company in China which manufactures variable pitch blades for wind turbine generators.

The Acquisition is accounted for as a reverse merger, since the Purchaser owns a majority of the outstanding shares of the Company’s common stock immediately following the Acquisition. China Wind Energy Limited is deemed to be the acquirer in the merger. Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements prior to the Acquisition are those of China Wind Energy Limited and are recorded at the historical cost basis of China Wind Energy Limited, whereas, the consolidated financial statements after completion of the Acquisition will include the assets and liabilities of the Company and China Wind Energy Limited, the historical operations of China Wind Energy Limited, and the Company’s operations from the closing date of the Acquisition.

The Company previously focused its business efforts on the development of a range of nutritional products for dogs including flavored bottled water products. With the completion of the Stock Purchase Agreement, the Company is now involved in the management consulting business in China.

The Company has not yet generated significant revenues from planned principal operations and is considered a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the Company’s audited 2007 annual financial statements and notes thereto filed with the SEC on Form 8-K on November 30, 2007. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of financial position and the results of operations for the interim periods presented, have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in the Company’s annual statements have been omitted.

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

Note 2 Going Concern

As of April 30, 2008, the Company has incurred an accumulated deficit of $202,620 since its inception. This factor raises substantial doubt about its ability to continue as a going concern. Recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management has taken actions to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. The Company is actively pursuing additional funding and a potential merger or acquisition candidate and strategic partners, which would enhance stockholders' investment. Management believes that these actions will allow the Company to continue operations through the next fiscal year.

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

Note 3 Property and Equipment
			April 30,	July 31,
			2008	2007
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
Computer hardware	$ 5,265	$ 447	$ 4,818	$ –

Note 4 Related Party Loans Payable

Loans from shareholders are temporary short-term loans from a former sole shareholder and a present shareholder of the Company. Cash flow from this activity is classified as cash flow from financing activity. As of April 30, 2008, the Company owed the shareholders $49,270 (July 31, 2007 – $22,664).

Note 5 Common Stock

On November 26, 2007, the Company effected a 5:1 forward stock split of the authorized, issued and outstanding common stock. The accompanying financial statements have been restated for all periods presented for the effects of the stock split.

On February 8, 2008, the Company issued 15,000 shares valued at $1.19 per share to its transfer agent pursuant to an agreement dated January 2, 2008 relating to transfer agent services. Refer to Note 6.

Note 6 Commitments

On July 15, 2007, the Company, through its subsidiary XingYe, entered into a management consulting agreement with Harbin Lian Chuang Co., Ltd. ("Harbin Lian Chuang"), pursuant to which the Company agreed to oversee the operations and management of Harbin Lian Chuang’s business for a period of three years, from July 15, 2007 through July 15, 2010. The principal business of Harbin Lian Chuang is the research and development, production and sale of wind turbine blade products. Under the terms of the agreement, the Company has been granted the usage rights, administration rights, operational rights and beneficial rights on all intangible and tangible assets of Harbin Lian Chuang’s turbine blade projects, and will receive as compensation 12% of the revenue of Harbin Lian Chuang at the end of every quarter. As of April 30, 2008, the Company has not generated revenue under this agreement. The Company terminated this agreement according to the completion of the acquisition of Power Profit Technology Development Limited on May 26, 2008. See Note 7.

On January 2, 2008, the Company entered into a Certificate Issuance Agreement with a transfer agent for printing and issuance of 3,500 certificates representing shares of the Company’s common stock, for consideration of $10,000 and 15,000 shares of common stock of the Company. On February 8, 2008, the Company issued 15,000 shares at $1.19 per share to its transfer agent.

Note 7 Subsequent Event

On May 16, 2008, the Company entered into a Share Exchange Agreement with Power Profit Technology Development Limited, a company incorporated under the laws of Hong Kong, People’s Republic of China (“Power Profit”), and Wan Yi Tse, the holder of 100% of the issued and outstanding registered share capital of Power Profit.

Pursuant to the Share Exchange Agreement, on May 26, 2008, the Company completed the acquisition of 100% of the equity interests of Power Profit. Harbin Sanye Wind Energy Technology Co., Ltd. (formerly Harbin Lian Chuang)(“Harbin Sanye”) is an 82.14% owned subsidiary of Power Profit, and is a company incorporated under the laws of the People’s Republic of China.

Harbin Sanye’s principal product is a variable pitch blade for wind turbine generators. It differs from other wind power generation blades produced in China by having variable speed and pitch which can be adjusted to attain higher efficiency. Harbin Sanye has secured a number of patents for its technology. The Company had previously been engaged by Harbin Sanye, through one of its subsidiaries, for the provision of management services. The Company terminated this agreement according to the completion of the acquisition transaction.

Pursuant to the terms of the Share Exchange Agreement, the Company issued 15,000,000 shares of its common stock in exchange for 100% of Power Profit’s issued and outstanding registered share capital. Power Profit owns 72,660,000 common shares of Harbin Sanye, representing 82.14% of the registered share capital of Harbin Sanye.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We were incorporated as Pooch Pal Beverages Inc. in Nevada on May 8, 2006. On November 6, 2006 we changed our name to K-Care Nutritional Products Inc. and on December 17, 2007 to China Wind Energy Inc. Our common stock became eligible for trading on the OTC Bulletin Board under the ticker symbol “CWEY.OB”. Before the closing of the share exchange transaction in November 2007, we were a shell company with nominal assets and operations, whose sole business was to produce and distribute water for dogs which contained nutritional supplements and added flavors.

On November 20, 2007 we completed a reverse merger transaction. The consummation of a reverse takeover transaction resulted in the acquisition of China Wind Energy Ltd. (HK) as our wholly owned subsidiary and (b) Jian Ren becoming the holder of 81% of all of our issued and outstanding common stock as well as our director, President, Chief Executive Officers, Chief Financial Officer, Chief Accounting Officer, Secretary, and Treasurer. Harbin XingYe Wind Energy Technology Limited (“XingYe”), a company established under the Law of the People’s Republic of China (“China”) is one of our wholly owned subsidiaries after the reverse merger with China Wind Energy Ltd. (HK).

On May 16, 2008 we entered into another share exchange agreement with Power Profit Technology Development Limited, a company incorporated under the laws of Hong Kong, People’s Republic of China (“Power Profit”), and Wan Yi Tse, the holder of 100% of the issued and outstanding registered share capital of Power Profit. The effects of this agreement were (a) the acquisition of 100% of the equity interests of Power Profit; (b) the acquisition of 82.14% of the equity interests of Power Profit’s subsidiary, Harbin Sanye Wind Energy Technology Co., Ltd. (formerly Harbin Lian Chuang Co., Ltd)(“Harbin Sanye”); (c) Wan Yi Tse or her designees becoming the holder of 29% of all of our issued and outstanding common stock. In addition, on May 26, 2008, we appointed Shouquan Sun as our President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer, and director to replace Jian Ren.

The principal business of Harbin Sanye includes research and development, production and sales of wind turbine blade products. Harbin Sanye’s principal product is a variable pitch blade for wind turbine generators. It differs from other wind power generation blades produced in China by having variable speed and pitch which can be adjusted to attain higher efficiency. Harbin Sanye has secured a number of patents for its technologies and is incorporated under the laws of China with registered capital of approximately $11.6 million.

We had previously been engaged by Harbin Sanye, through XingYe, for the provision of management services. We terminated this agreement according to the completion of the acquisition transaction.

Pursuant to the terms of the share exchange agreement dated May 16, 2008, we should issue 15,000,000 common shares to Wan Yi Tse, or her designees, in exchange for 100% of Power Profit’s issued and outstanding registered share capital. However, if Power Profit or Wan Yi Tse do not deliver audited and consolidated financial statements of Power Profit and Harbin Sanye within 65 days after May 16, 2008, we has the option to rescind this agreement, cancel the 15,000,000 common shares and return all parties to the same position as if this agreement had never been entered into. As of June 10, 2008, we did not yet issue 15,000,000 common shares to Wan Yi Tse, or her designees, because we plan to change our transfer agent. Further details on this transaction can be found in our current reports on Form 8-K filed on May 16 and May 27, 2008.

Results of Operations

The following discussion indicates our operations prior to the acquisition of Harbin Sanye. We will file our financial statements to reflect our operations after the acquisition on Form 8-K not later than August 9, 2008.

Revenues

Since our inception to April 30, 2008, we have generated no revenues from the sales of our dog beverage operations which we have ceased as of November 27, 2007 and no revenues from our management contract with Harbin Sanye which was terminated on May 26, 2008.

Net Loss

We incurred net loss of $164,803 for the nine months ended April 30, 2008 and net loss of $202,620 for the period from November 27, 2006 (date of inception) to April 30, 2008. Our net loss increased by $69,479 to $69,505 for the three months ended April 30, 2008 from $26 for the same period in 2007. The increase in net loss was a result of increased day to day operating activities and lack of revenues. Our net loss per share for the nine months ended April 30, 2008 and the three months ended April 30, 2008 was $0.01 and $0, respectively.

Expenses

Our total operating expenses were $164,803 for the nine months ended April 30, 2008 and $202,620 for the period from November 27, 2006 (date of inception) to April 30, 2008. Our total operation expenses increased by $69,479 to $69,505 for the three months ended April 30, 2008 from $26 for the same period in 2007. This increase is primarily the result of the increase in our day to day operating activities.

Our general and administrative expenses were $72,345 for the nine months ended April 30, 2008 and $75,085 for the period from November 27, 2006 (date of inception) to April 30, 2008. Our general and administrative expenses increased by $41,422 to $41,448 for the three months ended April 30, 2008 from $26 for the same period in 2007. Our general and administrative expenses include cost of travel, meals and entertainment, office maintenance, communication expenses (cellular, internet, fax, and telephone), office supplies, salaries and benefits, courier and postage costs.

Our professional fees consist primarily of legal, consulting, accounting and auditing fees. Our professional fees were $91,680 for the nine months ended April 30, 2008 and $126,757 for the period from November 27, 2006 (date of inception) to April 30, 2008. During the nine months ended April 30, 2008 our professional fees included $54,056 in legal fees, $15,615 in accounting and auditing fees, and $22,009 in consulting fees. Our professional fees increased by $27,814 to $27,814 for the three months ended April 30, 2008 from none for the same period in 2007. The increase in professional fees was due to additional legal, auditing and consulting services provided relating to our reverse merger and acquisition transactions.

Liquidity and Capital Resources

As of April 30, 2008, we had cash of $15,015 on bank accounts and a working capital deficit of $82,146. At April 30, 2008 our accumulated deficit was $202,620. Our net loss of $202,620 for the period from November 27, 2006 (date of inception) to April 30, 2008 was mostly funded by our equity financing. For the nine months ended April 30, 2008 we have had net increase of $13,737 in our cash position. This increase was largely due to equity financing. During the nine months ended April 30, 2008, we raised cash proceeds of $100,000 from issuance of common stock and received a loan of $26,606 from a shareholder.

We used net cash of $132,092 in operating activities for the nine months ended April 30, 2008 and net cash of $133,563 since November 27, 2006 (date of inception) to April 30, 2008. We received net cash of $14,704 in investing activities for the nine months ended April 30, 2008 and used net cash of $5,092 since November 27, 2006 (date of inception) to April 30, 2008. We received net cash of $126,606 from financing activities for the nine months ended April 30, 2008 and $149,271 for the period from November 27, 2006 (inception) to April 30, 2008.

During the nine months ended April 30, 2008 our monthly cash requirement was approximately $14,700. At the end of the period as at April 30, 2008, we had cash of $15,015, which will cover our costs for one month according to our current monthly burn rate. We anticipate funding further operations through the sale of securities, revenues generated through our subsidiaries and loans from shareholders.

We estimate that our expenses over the next 12 months (beginning June 1, 2008) will be approximately $145,000 as follows. However, since we successfully acquired Harbin Sanye in May 2008, we anticipate we will incur additional costs for personnel and business expansion. We will disclose our detailed plan of operations in the coming annual report. Therefore, the following estimates may significantly change depending on our future business activities.

Description	Estimated Costs
Auditing and legal fees	$20,000
Management fees	$15,000
Consulting fees	$20,000
Marketing and promotion fees	$10,000
General and administration expenses	$80,000
Total expenses	$145,000

As of April 30, 2008, we had cash of $15,015 on hand. The balance of our cash requirements for the next 12 months (beginning June 1, 2008) was approximately $145,000. We intend to meet the balance of our cash requirements for the next 12 months through external sources: a combination of debt financing and equity financing through private placements. We currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. There is no assurance that any financing will be available or if available, on terms that will be acceptable to us.

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

Before we acquired Harbin Sanye, we provided our management services to Harbin Sanye. To date, we have not generated any revenues from our previous business activities. After we acquired Harbin Sanye in May 2008, we plan to focus on research and development, production and sales of wind turbine blade products.

These factors raise substantial doubt about our ability to continue as a going concern. Our auditors have issued a going concern opinion on our audited financial statements as of October 31, 2007. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. If we are unable to obtain additional financing from outside sources and eventually produce enough revenues, we may be forced to sell our assets, curtail or cease our operations.

Research and Development

From November 27, 2006 (inception) to April 30, 2008 we did not have any research and development expenses.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of April 30, 2008, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2008. Based on this evaluation, our management has concluded that our disclosure controls and procedures adequately ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The evaluation did not identify any change in our internal control over financial reporting that occurred during the three months ended April 30, 2008 that has materially affected or is reasonably likely to materially affect our internal control over such reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, or use or disposition of the registrant's assets that could have a material effect on the financial statements.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCCEDS

On January 2, 2008 we agreed to issue 15,000 shares of our common stock to Island Stock Transfer, our transfer agent, pursuant to an agreement relating to transfer agent services provided by Island Stock Transfer. On February 8, 2008 we issued the shares without a prospectus pursuant to the exemptions provided by Section 4(2) of the Securities Act of 1933.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1	Share Exchange Agreement with Power Profit Technology Development Limited dated May 16, 2008 (1)
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Included as an exhibit on our Form 8-K filed May 27, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Wind Energy Inc.
(Registrant)

/s/ Shouquan Sun
Date: June 13, 2008	Shouquan Sun Director , President, Chief Executive Officer Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer (Authorized Officer and Chief Financial Officer)