Form 10-K
period 2008-07-31
China Wind Energy Inc.
filed 2008-11-12
CIK 1393109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended July 31, 2008

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________.

Commission file number 333-141271

CHINA WIND ENERGY INC.
(Exact name of registrant as specified in its charter)

Nevada	None
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

No.2 Haibin Road, Binxi Developing Area Heilongjiang Province, China	+86 451 87009618
(Address of principal executive offices) (ZIP Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section12 (g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☐  Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) No ☑

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at January 31, 2008 (computed by reference to the closing price of $1.24 per share as of the last business day of the second fiscal quarter): $58,034,244

Number of common shares outstanding at November 10, 2008:  51,902,250

PART I

Item 1.  Description of Business

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", “the Company”, and "China Wind" mean China Wind Energy Inc. and all of our subsidiaries, unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Overview and Recent Business Developments

We were incorporated in Nevada on May 8, 2006.  Prior to November 20, 2007 we were a shell company with nominal assets and operations.  On November 20, 2007 we completed a reverse merger transaction with China Wind Energy Ltd., a Hong Kong company (“China Wind HK”). The closing of this reverse takeover transaction resulted in:

a)	the acquisition of China Wind HK, and its wholly owned subsidiary XingYe Wind Energy Technology Limited (“XingYe”), becoming our wholly owned subsidiaries;

b)	Jian Ren becoming the holder of 81% of all of our issued and outstanding common stock;

c)
the appointment of Jian Ren as our director, President, Chief Executive Officers, Chief Financial Officer, Chief Accounting Officer, Secretary, and Treasurer to replace our former sole officer and director; and

d)	the changing our fiscal year end from October 31 to July 31 in order to adjust to the fiscal year end of our subsidiary, China Wind HK.

On December 5, 2007 we filed a certificate of change to effect a 5 for 1 forward split of our common stock. This forward split increased our issued common shares and authorized common stock, on a basis of five new common shares for every one existing common share and resulted in an increase from 7,377,450 issued and outstanding common shares to 36,887,250 issued and outstanding common shares. It also increased our authorized common stock from 80,000,000 to 400,000,000 shares.

On May 16, 2008 we entered into a share exchange agreement with Power Profit Technology Development Limited, a Hong Kong company (“Power Profit”), and Wan Yi Tse, the holder of 100% of the issued and outstanding share capital of Power Profit.  The closing of this share exchange agreement on May 26, 2008 resulted in:

a)	the acquisition of 100% of the equity interests of Power Profit;

b)	the acquisition of 82.14% of the equity interests of Power Profit’s majority owned subsidiary, Harbin SQ Wind Power Ltd. (formerly Harbin Sanye Wind Energy Technology Co., Ltd.) (“Harbin SQ”);

c)	Wan Yi Tse’s designees becoming the holders of 29% of all of our issued and outstanding common stock;

d)	Power Profit becoming our wholly owned subsidiary and Harbin SQ becoming our majority-owned subsidiary;

e)	the termination of an agreement for the provision of management services by XingYe, our subsidiary, to Harbin SQ; and

f)
the appointment of Shouquan Sun as our President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer, and director to replace Jian Ren who resigned from all of his positions with us.

Description of Business

Harbin SQ, our majority-owned subsidiary, focuses primarily on the production of turbine blades and combine harvesters.  Our primary product is a blade for wind turbine generators which allows for variable pitch and speed.  Different from other blades of the 600KW and 750KW type produced in China, our blade products provide variable speed and pitch adjustments to achieve high efficiency.  We have 5 individual patents on our wind turbine blades.

Organizational Structure

Our current organizational structure is summarized by the illustration below:

Sales of Blades

We generate revenues from sales of our wind turbine blades to customers who install turbines and other equipment in wind farms as well as occasional sales of combine harvesters.

Factors that affect sales volumes for our wind turbine blades include:
·	world gross domestic product growth;
·	the availability of alternative sources of energy; and
·	the growth in demand for wind powered energy.

Factors that affect the prices for our wind turbine blades include:
·	world economic environment;
·	industry operating rate, which is based on the supply and demand; and
·	relative strength of the Chinese currency.

The Market for Wind Turbine Blades

Wind energy is considered a “green” energy that does not pollute the environment, and is attractive to many countries in the world.  China has a shortage of energy resources.  The Chinese wind energy industry, while in its infancy, could grow to be an important source of energy production.  On the eve of the 2005 Beijing International Renewable Energy Conference, a report released by the Chinese Renewable Energy Industries Association and sponsored by Greenpeace and the European Wind Energy Association showed that China could at least double its current wind production by 2020.

Wind energy is a rapidly growing market segment for the composites industry and is a fast growing energy sector. According to researchandmarkets.com, on average, the global wind energy market has grown at a rate of 23% per year for the last ten years.  According to the German Engineering Federation, worldwide, 15,200 megawatts of new wind generating capacity was installed in 2006, with about 15 billion Euros (US$19.5 billion) invested, an increase of 32 percent compared to the previous year.  We are initially focusing on the domestic market in China, but will be looking to distribute our products throughout the world, with a focus on Europe.

Raw Materials

Our manufacturing facilities are located at 2 Haibin Road, Binxi Development, Heilongjiang Province, China, which is also our principal executive office.  We will continue to operate at these facilities until our growth requires additional capacity and equipment.  We source our raw materials from various metal smelting and electronics manufacturers in our local vicinity.  Although we have not been subject to shortages of any of the components used in the fabrication of our wind turbines, we may be subject to cutbacks and price increases as we do not currently have any long term contracts with our supplies.  In the even that prices do increase; we may not be able to pass these increases on to our customers.

Competition

The table below contains a description of our principal competitors in mainland China.

No	Enterprises	Form	Shareholders	Location	Date of Establishment	Output and Scale
1	LM Fiber Reinforced Plastics (Tianjin) Ltd	Foreign Capital	Denmark LM Co.	Wuqing Development, Tientsin	August 2001	600 Sets per year
2	LM Urumchi Blade Works	Joint Venture using Chinese and foreign investment	Denmark LM Co. and Sinkiang Jinfeng Stock-joint Co.	Urumchi	Started production in August 2007	Supply products for Sinkiang Jinfeng joint venture.
3	Denmark VESTAS Wind Energy Electricity Equipment Limited	Foreign Capital	Denmark VESTAS Limited	West District in Tientsin Development	May 2005	1.5MW 200 sets of blades per year
4	SUZLON Resource Limited (Tientsin)	Foreign Capital	India SUZLON	HuaYuan Technology Development, Tientsin Development	2006	300-500 sets of blades per year
5	Tientsin Dongqi Wind Energy Blade Engineering Co.	Joint-stock	Orient Electric Group	Chemic Industry Garden in Tientsin Development	August 2006	Invested 279,000,000 RMB in first period, 1.5MW600 per year
6	Baoding China Air Huiteng Wind Power Equipment Limited	Joint-Venture using Chinese and Foreign Investment	NORDEX German Co.	Baoding New High-technology Development	August 2005	1.3MW Blades and provide to customers of Nordex in China

Competitive Advantages and Strategy

We believe that our unique technology, price points, relationships, infrastructure, proven quality control standards, and reputation represent substantial competitive advantages.  We are currently able to maintain a lower costs of manufacturing than competitors based in the United States and Europe.  Furthermore, our competitive advantage in China is protected by our significant knowledge of government regulations, business practices, strong relationships, and patent protection.

We have been developing and plan to implement the following strategies to aide in the growth of our business:

1.	Management and Innovation Strategies
We have implemented a scientific approach to blade manufacture which relies on innovation.  We also have a rigorous quality control program in place.

2.	Broaden Development Strategies
We have improved the reputation of our products by developing and implementing a marketing plan which will allow us to increase the value of our brand.

3.	Optimize Work Environment
We have implemented standardized safety procedures for our employees.  Together with our quality control program, we hope this will result in high quality products for our customers.

4.	Cost Strategies
We plan to implement cost control measures in order to be more competitive in our domestic markets.

5.	Grow Capacity
We anticipate growing demand and have prepared to increase our production capacity in our current facility as well considered offsite manufacturing possibilities.

6.	Widen Sales Channels
We are actively seeking distribution contracts and increased sales through international channels.

Intellectual Property

We have received five patents in the wind energy industry from the China Patent and Trademark Office:

1. ZL200620021590.7 - This patent relates to a belt drive accelerator which is fitted to wind power electricity equipment. This patent was obtained in 2006 and expires in 2016.  The belt drive accelerator is especially important to us because it speeds up the blades in a dynamotor. This patent lowers the cost and increases the useful life of our blades.

2. ZL200520020555.9 - This patent relates to a frame structure tower for wind energy equipment.  The patent was obtained in 2005 and expires in 2015.

3. ZL200220020019.9 - This patent relates to an integer-stand wind energy dynamotor. This patent was obtained in 2002 and expires in 2012.

4. ZL200220020018.4 - This patent relates to a super-high-binding and auto-rising tower crane for the wind energy dynamotor.  This patent was obtained in 2002 and expires in 2012.

5. ZL200520020020.1 – This patent relates to equipment for motional wind energy blade production.  This patent was obtained in 2005 and expires in 2015.

Customers

For the year ending July 31, 2008, we generated revenues of approximately $148,383. These revenues resulted from the sales of our harvester products.  We began manufacturing our wind turbines in September 2008.  We plan to distribute our products to various customers including private companies as well as government backed entities.  As of October 29, 2008 we have not sold any of our wind turbines.

A significant percentage of our revenues for the year ending July 31, 2008 came from a small number of customers.  The following table sets forth information as to the revenue derived from those customers that accounted for more than 5% of our revenue for the year ended July 31, 2008:

	Year Ended
Customer	July 31, 2008
Dong Si Ping	$41,492	28%
Ma Yu Jin	32,113	22%
Jiang Zhen Tao	15,933	11%
Lu Nian Guo	11,797	8%
Liang Hua	11,432	8%
Liu Wan Bin	9,168	6%
Feng Kui	9,029	6%

Employees

As of October 29, 2008 we had 157 employees, one of which is Shouquan Sun, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and director. Mr. Sun provides us with services in the areas of management, administration and business development. We also engage consultants in the areas of business development consulting, legal and accounting.

Harbin SQ, one of our subsidiaries, accounts for 155 employees, 130 of whom are full time employees and 25 of whom are part time. Of the part time employees, 2 are in sales and administration, and 23 are engineers and technicians.  To the best of our knowledge, we are compliant with local prevailing wage, contractor licensing and insurance regulations.

China Wind HK, another one of our subsidiaries, has 1 full time employee. To the best of our knowledge, we are compliant with local prevailing wage, contractor licensing and insurance regulations.

Government Regulations

We are subject to environmental regulation by both the Chinese central government and by provincial or local government agencies in China.  Since our inception we have been in compliance with all applicable regulations.

Our manufacturing processes generate noise, wastewater, gaseous and other industrial wastes, and we use, generate and discharge toxic, volatile and otherwise hazardous chemicals and wastes in our operations. As a result, we are required to comply with all national and local regulations regarding protection of the environment. Our operations are subject to regulations promulgated by China’s Environmental Protection Administration, as well as local pollution regulations.  We are also subject to periodic monitoring by local environmental protection authorities in Harbin.  We believe that our manufacturing facilities and equipment are in substantial compliance with all applicable environmental regulations.  Based on the requirements of present law, additional measures to maintain compliance are not expected to materially affect our capital expenditures, competitive position, financial position or results of operations.

The Chinese government has expressed concern about pollution and other environmental hazards. Although we believe that we comply with current national and local government regulations, if it is determined that we are in violation of these regulations, we can be subject to financial penalties as well as the loss of our business license, in which event we would be unable to continue in business. Further, if the national or local government adopts more stringent regulations, we may incur significant costs in complying with such regulations. If we fail to comply with present or future environmental regulations, we may be required to pay substantial fines, suspend production or cease operations. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspensions of our business operations.

Regulations Governing Electrical Equipment

Our products are subject to regulations that pertain to electrical equipment, which may materially adversely affect our business. These regulations influence the design, components or operation of our products. New regulations and changes to current regulations are always possible and, in some jurisdictions, regulations may be introduced with little or no time to bring related products into compliance with these regulations. Our failure to comply with these regulations may restrict our ability to sell our products in China. In addition, these regulations may increase our cost of supplying the products by forcing us to redesign existing products or to use more expensive designs or components. In these cases, we may experience unexpected disruptions in our ability to supply customers with products, or we may incur unexpected costs or operational complexities to bring products into compliance. This could have an adverse effect on our revenues, gross profit margins and results of operations and increase the volatility of our financial results.

Business License

We, and all of our subsidiaries, have been issued business licenses with the appropriate municipal and provincial governments which specifically authorize the companies to operate their respective businesses. All of these business licenses, which are subject to annual review by the issuing agencies, are current as of the date of this prospectus. No additional approval or license is required for the manufacturing and sale of the textile dyeing and finishing machines, the auxiliary electrical power equipment or the rolled rings.

Beneficial Regulations

In its current 5-Year Plan (covering 2006-2011) and in the National Science Mid to Long-Term Development Plan (2006-2020), the Chinese government identified wind power as a viable “green” energy technology that will reduce emissions while increasing the energy supply. The central government’s official recognition of the value of wind power has created substantial interest in the market.

Item 1A.  Risk Factors

Not Applicable.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive offices are located at 2 Haibin Road, Binxi Development, Harbin, Heilongjiang Province, China, where we carry out the management of our manufacturing factory. We own this property through our majority owned subsidiary: Harbin SQ. The property consists of a factory of 63,638 square meters (approximately 208,787 square feet) and an office building of 20,000 square meters (approximately 65,616 square feet). Harbin SQ carries out the manufacturing of our wind turbine blades at this location.

Item 3.  Legal Proceedings

We know of no material, active or pending legal proceedings against us, our subsidiaries or our property, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares. Our common shares are quoted for trading on the OTC Bulletin Board under the symbol “CWEY”.  The market for our stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock.  OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Our common shares became eligible for quotation on the OTC Bulletin Board on August 2, 2007, but no trades were made until September 11, 2007.

The following table shows the high and low prices of our common shares on the OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
May 1, 2008 – July 31, 2008	$1.65	$0.51
February 1, 2008 – April 30, 2008	$1.75	$1.05
November 1, 2007 – January 31, 2008	$1.38	$0.51
August 2, 2007 – October 31, 2007	$0.08	$0.05

During September 2008, the highest and lowest prices of our common shares on the OTC Bulletin Board were $1.30 per share and $0.25 per share. On September 26, 2008, the closing price of our common stock on the OTC Bulletin Board on the last day it traded before the filing of this Annual Report was $0.60 per share.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future.

Holders

As of October 29, 2008, there were 3,488 holders of record of our common stock.

Dividends

Holders of our common stock are entitled to dividends if declared by the Board of Directors out of funds legally available therefore. As of October 29, 2008 no cash dividends have been declared.

We do not intend to issue any cash or stock dividends in the near future. We intend to retain earnings, if any, to finance the development and expansion of our business. Our future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions and other factors.

Equity Compensation Plans

As of October 29, 2008, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

We have not made any previously unreported sales from May 1, 2008 to October 29, 2008.

Recent Purchases of Equity Securities by us and our Affiliated Purchases

We have not repurchased any of our common stock and have no publicly announced repurchase plans or programs as of October 29, 2008.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management's Discussion and Analysis or Plan of Operation

We are an exploration stage company with limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional financing to fund our operations. Our only source of cash at this time is investments by others in our company.

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, "could" "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Prospectus.

Liquidity and Capital Resources

As of July 31, 2008 we had cash of $80,348, total current assets of $1,271,615, total current liabilities of $8,274,345 and a working capital deficit of $7,002,730. Since November 27, 2006 (inception) to July 31, 2008, our accumulated deficit was $401,624. We are dependent on the funds raised through our equity or debt financing, investing activities, and revenue generated through the sales of our products to fund our operations.  We anticipate that we will incur substantial losses over the next year and our ability to generate any revenues in the next 12 months continues to be uncertain.

As of July 31, 2008 we had total assets of $30,865,947 and total liabilities of $8,274,345.  Our total assets were primarily made up of land usage rights and goodwill.

On November 6, 2007, we entered into a contract with Heilongjiang Nongkentaixing Real Estate Development Co. Ltd to sell our land usage rights in Harbin City, China. The total contract price is approximately $10,090,000.  We have received $7,603,673 in advance payments for this sale as of July 31, 2008.  These advance payments are listed as a liability on our balance sheets due to the fact that we have not completed the transfer of our land usage rights to the buyer due to partial payment.  Because the transfer has not been completed these land usage rights are listed as an intangible asset on our balance sheets.  Once we receive full payment for the sale of these land usage rights, we will complete the transfer to the buyer and no longer account for these rights as an asset.

We used net cash of $403,041 in operating activities for the year ended July 31, 2008, $21,267 for the period from inception to July 31, 2007 and $424,308 from inception to July 31, 2008.   The large increase in cash used in operating activities for the year ended July 31, 2008 is attributed to an increase in operations and the acquisition of Harbin SQ, our majority owned subsidiary.

We received net cash of $110,638 from investing activities for the year ended July 31, 2008, and for the period from inception to July 31, 2008.  We did not receive any cash from investing activities for the period from inception to July 31, 2007. The cash received from investing activities during the year ended July 31, 2008 was due to cash received as a result of the acquisition of Harbin SQ as well as repayment of related party loans.

We received net cash of $172,040 from financing activities for the year ended May 31, 2008, $22,665 for the period from inception to July 31, 2007 and $194,705 for the period from inception to July 31, 2008.  Cash received from financing activities resulted from issuance of common stock, repayment of short term loans and proceeds from short term loans.

As of July 31, 2008 Shouquan Sun, our President and Chief Executive Officer, owed the Company $947,315.  From April 30, 2008 to July 31, 2008, Mr. Sun has repaid a total of $965,942 on the original loan.  $269,961 of that repayment has been received by us since our acquisition of Harbin SQ and before July 31, 2008, our fiscal year end. This loan was provided to Mr. Sun by Harbin SQ prior to us acquiring it and no monies have been forwarded to Mr. Sun since our acquisition of Harbin SQ.  Mr. Sun has promised to repay the outstanding balance as soon as possible and no later than December 31, 2008.

On May 16, 2008 we entered into a share exchange agreement with Power Profit and Wan Yi Tse, the holder of 100% of the issued and outstanding share capital of Power Profit.  The closing of this share exchange agreement on May 26, 2008 resulted in:

a)	the acquisition of 100% of the equity interests of Power Profit;

b)	the acquisition of 82.14% of the equity interests of Power Profit’s majority owned subsidiary, Harbin;

c)	Wan Yi Tse’s designees becoming the holders of 29% of all of our issued and outstanding common stock;

d)	Power Profit becoming our wholly owned subsidiary and Harbin SQ becoming our majority-owned subsidiary;

e)	the termination of an agreement for the provision of management services by XingYe, our subsidiary, to Harbin SQ; and

f)
the appointment of Shouquan Sun as our President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer, and director to replace Jian Ren who resigned from all of his positions with us.

We expect that our total expenses will increase over the next year as we increase our business operations through Harbin SQ, our majority owned subsidiary. We have not been able to reach the break-even point since our inception and have had to rely on outside capital resources.  Over the next 12 months, we plan to begin manufacturing and selling of our wind turbines.  However, we do not anticipate that we will generate sufficient revenues to fund our proposed operations.

We expect to require approximately $1,355,000 in financing to acquire and develop technologies and launch the online carbon reduction marketplace over the next 12 months (beginning November 2008), as follows:

Description	Estimated expenses ($)
Research and development of new technologies	450,000
Marketing	300,000
Salaries	250,000
Equipment maintenance	50,000
Development of distribution chain	75,000
Utilities	30,000
Professional Fees	120,000
General and administrative expenses	80,000
Total	1,355,000

At present, our cash requirements for the next 12 months outweigh the funds available to maintain or develop our operations. Of the $1,355,000 that we require for the next 12 months, we had $80,348 in cash as of July 31, 2008.  In order to improve our liquidity, we intend to pursue additional equity financing from private investors or possibly a registered public offering. We currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our exploration activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Results of Operations

Revenues

Since our inception to July 31, 2008 we have generated gross revenues of $148,383 from the sale of combine harvesters which we manufactured.  All of these revenues were generated during the year ended July 31, 2008 and we did not generate any revenues from inception to July 31, 2007.

Expenses

For the year ended July 31, 2008, we have total operating expenses of $304,688, including $3,785 in selling expenses, $405,169 in general and administrative and a gain of $104,266 in a reversal on allowance of obsolescence.   By comparison, for the period from inception to July 31, 2007, we had total operating expenses of $37,817 which were made up entirely of general and administrative costs.  For the period from inception to July 31, 2008 our total operating expenses were $342,505.

The main reason for the increase in expenses is due to the significant increase in the activity of the company due to the acquisition of Harbin SQ.  Our general and administrative expenses for the period from inception to July 31, 2008 were made up mainly of: $179,106 for professional fees, $76,837 for salary and wages, $51,319 in amortization, and $78,590 for other ancillary expenses.   Our general and administrative expenses also include office expenses, employee insurance, utilities and depreciation.

Net Loss

Since our inception on November 27, 2006 to July 31, 2008, we incurred net a loss of $401,624. For the year ended July 31, 2008, we incurred net loss of $363,807. For the period from November 27, 2006 (Date of Inception) to July 31, 2007, we incurred a net loss of $37,817.  Our net loss per share was $0.01 for the year ended July 31, 2008 and $37,817 for the period from November 27, 2006 (Date of Inception) to July 31, 2007 as we only had one share issued and outstanding.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Inflation

The effect of inflation on our revenue and operating results has not been significant.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in note 2 of the notes to our financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

Impairment of Long-Lived Assets

We account for impairment of plant and equipment and amortizable intangible assets in accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires us to evaluate a long-lived asset for recoverability when there is event or circumstance that indicates the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

Goodwill

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  We recorded significant goodwill upon the acquisition of Harbin SQ, our majority owned subsidiary. Goodwill deemed to have indefinite lives is not amortized, but is tested for impairment annually and at any time when events suggest impairment may have occurred. To assess goodwill for impairment, we determine the fair value of our reporting units, which are primarily determined using our management’s assumptions about future cash flows based on long-range strategic plans. This approach incorporates many assumptions including future growth rates, discount factors and tax rates. In the event the carrying value of a reporting unit exceeded its fair value, an impairment loss would be recognized to the extent the carrying amount of the reporting unit’s goodwill exceeded its implied fair value. No goodwill impairment was recorded for the year ended July 31, 2008 and for the period from November 27, 2006 (inception) to July 31, 2007.

Foreign currency translation

Our reporting currency is the US dollar.  Our functional currency is the local currency, the Chinese Renminbi (“RMB”).  Our financial statements are translated into United States dollars in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At July 31, 2008 and 2007, the cumulative translation adjustment of $44,369 and $(120) were classified as an item of other comprehensive income (loss) in the stockholders’ equity section of the balance sheet respectively. For the year ended July 31, 2008 and for the period from November 27, 2006 (date of inception) to July 31, 2007, other comprehensive income (loss) was $44,489 and $(120), respectively.

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the financial statements were as follows:  As of July 31, 2008 and 2007, we used the period-end rates of exchange for assets and liabilities of $1 to RMB6.839 and $1 to RMB7.572 respectively. For the year ended July 31, 2008 and for the period from November 27, 2006 (date of inception) to July 31, 2007, we used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB7.209939 and $1 to RMB7.709943, respectively. We used historical rates for equity.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8.  Financial Statements and Supplementary Data

CHINA WIND ENERGY INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE          F-1~2           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE          F-3               CONSOLIDATED BALANCE SHEETS

PAGE          F-4               CONSOLIDATED STATEMENTS OF OPERATIONS

PAGE          F-5               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

PAGE          F-6               CONSOLIDATED STATEMENTS OF CASH FLOWS

PAGE          F-7~21         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
China Wind Energy Inc. and Subsidiaries
(A development stage company)
We have audited the accompanying consolidated balance sheets of China Wind Energy Inc. and subsidiaries as of July 31, 2008 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended July 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Wind Energy Inc. and subsidiaries at July 31, 2008 and the consolidated results of its operations and its cash flows for the year ended July 31, 2008 in conformity with accounting principles generally accepted in the in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred accumulated deficits of $401,624 as of July 31, 2008 that include losses of $363,807 for the year ended July 31, 2008. The Company also had a working capital deficiency of $7,002,730 as of July 31, 2008. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Yichien Yeh
Yichien Yeh, CPA
Rego Park, New York
October 9, 2008

The accompanying notes are an integral part of these financial statements.

KEITH K. ZHEN, CPA
CERTIFIED PUBLIC ACCOUNTANT

2070 WEST 6TH STREET - BROOKLYN, NY 11223 - TEL (347) 408-0693 - FAX (347) 602-4868 - EMAIL :KEITHZHEN@GMAIL.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
China Wind Energy Limited
(A development stage company)

We have audited the accompanying consolidated balance sheet of China Wind Energy Limited and subsidiary ( a development stage company) as of July 31, 2007 and the related statements of income, stockholders' equity and comprehensive income, and cash flows for the period November 27, 2006 (Inception) through July 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the consolidated statement of changes in shareholders' equity (deficit) for the period November 27, 2006 (inception) through July 31, 2007 has been restated to correct some misspellings and errors in dates in order to be consistent with other information in the consolidated financial statements, but the financial numbers have not been changed.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Wind Energy Limited and subsidiary ( a development stage company) as of July 31, 2007 and the results of its operations and its cash flows for the period November 27, 2006 through July 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had an accumulated deficit of $37,817 at July 31, 2007 that includes all net losses of $37,817 since its inception. The Company also had a working capital deficiency of $57,732 as of July 31, 2007. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3 . The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Keith K. Zhen, CPA Keith K. Zhen, CPA Brooklyn, New York August 31, 2007 (Except for Note 1, December 24, 2007)

The accompanying notes are an integral part of these financial statements.

China Wind Energy Inc. And Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

	July 31, 2008	July 31, 2007
Assets
Current Assets
Cash and cash equivalents	$80,348	$1,278
Accounts receivable, net	28,970	-
Advances to suppliers (Note 5)	416,210	-
Inventories, net (Note 6)	563,851	-
Prepaid expenses	182,236	-
Total current assets	1,271,615	1,278
Prepayment and deposit (Note 7)	1,064,710	-
Due from related parties (Note 8)	1,020,049	-
Property and equipment, net (Note 9)	7,225,540	19,796
Goodwill (Note 10)	8,110,960	-
Intangible assets, net (Note 11)	12,166,785	-
Deferred charges	6,288	-
Total Assets	$30,865,947	$21,074

Liabilities & Shareholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$338,429	$36,346
Customer deposit	11,676	-
Other payables	116,636	-
Short term loans (Note 12)	120,582	-
Due to related parties (Note 13)	56,363	22,664
Wages payable	26,986	-
Other advance receipts (Note 14)	7,603,673	-
Total current liabilities	8,274,345	59,010

Minority Interests	2,607,965	-

Stockholders' Equity
Common stock; 400,000,000 and 10,000 shares authorized, respectively; 0.0001 and 0.13 par value, respectively; 51,902,250 and 1 shares issued and outstanding, respectively	5,191	1
Additional paid-in capital	20,335,701	10,000
Subscription receivable	-	(10,000)
Accumulated other comprehensive income	44,369	(120)
Accumulated deficit during development stage	(401,624)	(37,817)
Total Stockholders' Equity	19,983,637	(37,936)
Total Liabilities & Stockholders' Equity	$30,865,947	$21,074

The accompanying notes are an integral part of these financial statements.

China Wind Energy Inc. And Subsidiaries (A Development Stage Company) Consolidated Statements of Operations
	Year Ended July 31, 2008	Nov. 27, 2006 (Inception) to July 31, 2007	Nov. 27, 2006 (Inception) to July 31, 2008
Revenue	$148,383	$-	$148,383
Cost of Goods Sold	(204,873)	-	(204,873)
Gross Profit	(56,490)	-	(56,490)
Operating Expenses
Selling Expenses	3,785	-	3,785
General and administrative (Note 15)	405,169	37,817	442,986
Provision(Reversal) on allowance of obsolescence	(104,266)	-	(104,266)
Total operating expenses	304,688	37,817	342,505
Loss from operations	(361,178)	(37,817)	(398,995)
Other income (expenses)
Interest income	194	-	194
Interest expense	(8,738)	-	(8,738)
Gain(Loss) on physical count of inventories	(26,831)	-	(26,831)
Total other income (expenses)	(35,375)	-	(35,375)

Loss before and income taxes and minority interests	(396,553)	(37,817)	(434,370)
Income taxes	-	-	-
Minority interests	32,746	-	32,746
Net Loss	(363,807)	(37,817)	(401,624)
Other Comprehensive Income
Foreign currency translation	44,489	(120)	44,369
Comprehensive Income	$(319,318)	$(37,937)	$(357,255)

Net Loss Per Share, Basic and Diluted	$(0.01)	$(37,817)
Weighted Average Shares Outstanding, Basic and Diluted	27,606,000	1

The accompanying notes are an integral part of these financial statements.

China Wind Energy Inc. And Subsidiaries
(A Development Stage Company)
 Consolidated Statements of Changes in Stockholders' Equity (Deficit)
 For the period from November 27, 2006 (Date of Inception) to July 31, 2008

	Common Stock		Additional Paid-in Capital	Stock Subscriptions Receivable	Accumulated Other Comprehensive Income	Accumulated Deficit During the Development Stage	Total Stockholders' Equity
	Shares	Amt
Balance at November 27, 2006 (Date of Inception)	-	$-	$-	$-	$-	$-	$-
Issuance of common stock for cash	1	1	100,000	(100,000)	-	-	1
Foreign Currency Translation	-	-	-	-	(120)	-	(120)
Net loss for the period	-	-	-	-	-	(37,817)	(37,817)
Balance at July 31, 2007	1	1	100,000	(100,000)	(120)	(37,817)	(37,936)
Proceeds from issuance of common stock	-	-	-	100,000	-	-	100,000
Adjustment to number of shares of common stock issued and outstanding as a result of reverse merger take over of China Wind Energy Ltd.
Recapitalization related to reverse merger	36,887,249	3,688	(3,688)	-	-	-	-
Net assets acquired in reverse merger	-	-	3,041	-	-	-	3,041
Issuance of common shares for services	15,000	2	17,848	-	-	-	17,850
Issuance of common shares for acquisition	15,000,000	1,500	20,218,500	-	-	-	20,220,000
Foreign Currency Translation	-	-	-	-	44,489	-	44,489
Net loss for the period	-	-	-	-	-	(363,807)	(363,807)
Balance at July 31, 2008	51,902,250	$5,191	$20,335,701	-	44,369	$(401,624)	$19,983,637

The accompanying notes are an integral part of these financial statements.

China Wind Energy Inc. And Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
	Year Ended July 31, 2008	Nov. 27, 2006 (Inception) to July 31, 2007	Nov. 27, 2006 (Inception) to July 31, 2008
Cash Flows From Operating Activities
Net Loss	$(363,807)	$(37,817)	$(401,624)
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	(32,746)	-	(32,746)
Depreciation	14,483	-	14,483
Amortization	51,319	-	51,319
Loss(Gain) on physical count of inventories	26,831	-	26,831
Provision(Reversal) on allowance of obsolescence	(30,124)	-	(30,124)
Common stock issued for services	17,850	-	17,850
Changes in operating assets and liabilities:
Accounts receivable, net	(426)	-	(426)
Advances to suppliers	(53,090)	-	(53,090)
Inventories	98,447	-	98,447
Prepaid Expenses	1,748	-	1,748
Prepayment and deposit	(160,658)	(19,796)	(180,454)
Accounts payable and accrued liabilities	31,612	36,346	67,958
Customer deposit	(36,702)	-	(36,702)
Other payables	5,236	-	5,236
Wages payable	26,986	-	26,986
Net cash provided by operating activities	(403,041)	(21,267)	(424,308)
Cash Flows From Investing Activities
Purchases of property and equipment	(474,036)	-	(474,036)
Cash acquired on acquisition	314,713	-	314,713
Proceeds from repayment of related parties loan	269,961	-	269,961
Net cash used in investing activities	110,638	-	110,638
Cash Flows From Financing Activities
Proceeds from short term loans	27,041	22,664	49,705
Repayment of short term loans	44,999	-	44,999
Proceeds from issuance of common stock	100,000	1	100,001
Net cash provided by (used in) financing activities	172,040	22,665	194,705
Effect of exchange rate changes on cash	199,433	(120)	199,313
Net increase in cash and cash equivalents	79,070	1,278	80,348
Cash and cash equivalents, beginning of period	1,278	-	-
Cash and cash equivalents, end of period	$80,348	$1,278	$80,348
Supplemental disclosure information:
Interest expense paid	$8,738	$-	$8,738
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

China Wind Energy Inc. And Subsidiaries
Notes to Consolidated Financial Statements

1.	ORGANIZATION AND BUSINESS BACKGROUND

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

The Acquisition was accounted for as a reverse merger, since the Purchaser owned a majority of the outstanding shares of the Company’s common stock immediately following the Acquisition. China Wind Energy Limited is deemed to be the acquirer in the merger. Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements prior to the Acquisition are those of China Wind Energy Limited and are recorded at the historical cost basis of China Wind Energy Limited, whereas, the consolidated financial statements after completion of the Acquisition will include the assets and liabilities of the Company and China Wind Energy Limited, the historical operations of China Wind Energy Limited, and the Company’s operations from the closing date of the Acquisition.

On May 16, 2008, the Company entered into a Share Exchange Agreement with Power Profit Technology Development Limited, a company incorporated under the laws of Hong Kong, People’s Republic of China (“Power Profit”), and Wan Yi Tse, the holder of 100% of the issued and outstanding registered share capital of Power Profit.

Pursuant to the share exchange agreement, on May 26, 2008, the Company completed the acquisition of 100% of the equity interests of Power Profit and 82.14% of the equity interests of its subsidiary, Harbin Sanye Wind Energy Technology Co., Ltd. (formerly Harbin Lian Chuang Co., Ltd)(“Harbin Sanye”). Harbin Sanye is a company incorporated under the laws of the People’s Republic of China, engaged in the business of harvesters and blades for wind generators. Together, Power Profit and Harbin Sanye become the subsidiaries of the Company. Power Profit becomes the Company’s wholly owned subsidiary and Harbin Sanye becomes the Company’s majority owned subsidiary.

The Company has not yet generated significant revenues from planned principal operations and is considered a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”.

2.   GOING CONCERN

 As reflected in the accompanying combined financial statements, the Company has accumulated deficits of $401,624 and $37,817 at July 31, 2008 and 2007, respectively that include losses of $363,807 and $37,817 for the year ended July 31, 2008 and for the period from November 27, 2006 (inception date) to July 31, 2007.  The Company also had a working capital deficiency of $7,002,730 and $57,732 as of July 31, 2008 and 2007.  The Company’s stockholders have funded the losses and cash shortfalls allowing management to develop sales and contingencies plans. The Company is also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation and Use of Estimates

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries which require consolidation, after the elimination of intercompany accounts and transactions. The Company’s fiscal year ends on July 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

b.	Fair values of financial instruments

The carrying amount reported in the balance sheet for cash, accounts receivable, inventory, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

c.	Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less.

d.	Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances.  Management provides for probable uncollected amounts through a charge to earnings and a credit to an allowance for bad debts based on its assessment of the current status of individual accounts.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for bad debts and a credit to accounts receivable.

e.	Inventories

Inventories are stated at the lower of cost, as determined on a weighted average basis, or market.  Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. The management writes down the inventories to market value if market value is below cost. The management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if a valuation allowance is required.

 f.    Property and Equipment

Property and equipment are initially recognized recorded at cost.  Gains or losses on disposals are reflected as gain or loss in the period of disposal.  The cost of improvements that extend the life of plant and equipment are capitalized.  These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repairs and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets:

Machinery and equipment	14 years
Transportation equipment	12 years
Office equipment	10 years

       g.    Impairment of Long-Lived Assets

The Company accounts for impairment of plant and equipment and amortizable intangible assets in accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Group to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

       h.    Intangible Assets

The Company’s intangible assets are stated at cost less accumulated amortization and are comprised of land user rights.  Land user rights are related to land the Company occupies in Heilongjiang Province, PRC and are being amortized on a straight-line basis over a period of 40 years.

 i.    Goodwill

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill deemed to have indefinite lives is not amortized, but is tested for impairment annually and at any time when events suggest impairment may have occurred. To assess goodwill for impairment, the Company determines the fair value of its reporting units, which are primarily determined using management’s assumptions about future cash flows based on long-range strategic plans. This approach incorporates many assumptions including future growth rates, discount factors and tax rates. In the event the carrying value of a reporting unit exceeded its fair value, an impairment loss would be recognized to the extent the carrying amount of the reporting unit’s goodwill exceeded its implied fair value. No goodwill impairment was recorded for the year ended July 31, 2008 and for the period from November 27, 2006 (inception date) to July 31, 2007.

 j.    Comprehensive income

SFAS No.130, “Reporting Comprehensive Income”, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  The comprehensive income arose from the effect of foreign currency translation adjustments.

 k.    Revenue recognition

The Company generates revenues from the sales of harvesters.  Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured.  Sales are presented net of value added tax (VAT). No return allowance is made as products returns are insignificant based on historical experience.

 l.    Research and development costs

Research and development costs are expensed to operations as incurred.

 m.   Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes."  SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Group is able to realize their benefits, or that future deductibility is uncertain.

 n.    Foreign currency translation

The reporting currency is the U.S. dollar.  The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). The financial statements of the Company are translated into United States dollars in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At July 31, 2008 and 2007, the cumulative translation adjustment of $44,369 and $(120) were classified as an item of other comprehensive income (loss) in the stockholders’ equity section of the balance sheet respectively. For the year ended July 31, 2008 and for the period from November 27, 2006 (date of inception) to July 31, 2007, other comprehensive income (loss) was $44,489 and $(120), respectively.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the financial statements were as follows:  As of July 31, 2008 and 2007, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.839 and $1 to RMB7.572 respectively. For the year ended July 31, 2008 and for the period from November 27, 2006 (date of inception) to July 31, 2007, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB7.209939 and $1 to RMB7.709943, respectively. The Company used historical rates for equity.

 o.    Related parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company.  Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

p.	Earnings per share

The Company accounts for income (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic income per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented. Diluted income per share reflects the potential dilution that could occur if outstanding stock options were exercised utilizing the treasury stock method. The calculation of the weighted average number of shares outstanding and earnings per share are as follows:

	Year Ended July 31, 2008	Nov. 27, 2006 (Inception) to July 31, 2007
Numerator for basic and diluted earnings per share
Net income (loss)	$(365,120)	$(37,817)
Denominator for basic earnings per share - weighted average shares outstanding	27,606,000	1
Adjustment for dilutive effect	-	-
Denominator for diluted earnings per share - adjusted weighted average shares outstanding	27,606,000	1
Net income (loss) per common share
Basic	$(0.01)	$(37,817)
Diluted	$(0.01)	$(37,817)

q.	Recently adopted accounting principles

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, "Fair Value Measurements".  SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2").  FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope.  FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted SFAS No. 157 effective January 1, 2008 for all financial assets and liabilities as required.  The adoption of SFAS No. 157 was not material to the Company's financial statements or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”, which is effective for fiscal years beginning after November 15, 2007.  SFAS No. 159 is an elective standard which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates.  Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.  The Company has not elected the fair value option for any assets or liabilities under SFAS No. 159.

r.	Recent accounting pronouncements

On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling interest in Consolidated Financial Statements”.  SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  We have not yet determined the impact of the adoption of SFAS No. 160 on our consolidated financial statements and footnote disclosures.

On December 4, 2007, the FASB issued SFAS No.141R, “Business Combinations”.  SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination.  SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We have not yet determined the impact of the adoption of SFAS No. 141R on our consolidated financial statements and footnote disclosures.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”.  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is currently evaluating the impact of adopting SFAS No. 161 on its consolidated financial statements.

In April 2008, the FASB issued Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”).  FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions.  It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset.  Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements.  An entity would consider market participant assumptions regarding renewal if no such relevant experience exists.  FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited.  We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”).  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  Early application of EITF 03-6-1 is prohibited.  It also requires that all prior-period EPS data be adjusted retrospectively.  We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

4.  CONCENTRATION OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk, consist of cash and accounts receivable as of July 31, 2008 and 2007. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

A portion of the Company’s cash at July 31, 2008 and 2007 is maintained at various financial institutions in the PRC which do not provide insurance for amounts on deposit.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.
.
For the year ended July 31, 2008, the Company’s sales were mainly made to customers located in the PRC. In addition, total accounts receivables as of July 31, 2008 also arose from customers located in the PRC.

A significant percentage of the Company’s business is generated from a small number of customers.  The following table sets forth information as to the revenue derived from those customers that accounted for more than 5% of our revenue for the year ended July 31, 2008.

	Year Ended July 31, 2008
Dong Si Ping	$41,492	28%
Ma Yu Jin	32,113	22%
Jiang Zhen Tao	15,933	11%
Lu Nian Guo	11,797	8%
Liang Hua	11,432	8%
Liu Wan Bin	9,168	6%
Feng Kui	9,029	6%

  5. ADVANCES TO SUPPLIERS

Advances to suppliers are mainly for deposit in advance for purchase of raw materials. The term of the advances is from 30 days to 180 days.

  6. INVENTORIES

Inventories consist of the following:

	July 31,
	2008	2007
Raw material	$357,696	$-
Work-in-progress	635,457	-
Finished goods	114,320	-
Others	20,229	-
	1,127,702	-
Less: Allowance for obsolescence	(563,851)	-
Inventory, net	$563,851	$-

7. PREPAYMENT AND DEPOSIT

Prepayment and deposit are payments made to contractors engaged in construction in progress.  After the Company ensures the fulfillment of the contracts by verifying required quality, the accumulated payment will be transferred to construction in progress in property and equipment.

8. DUE FROM RELATED PARTIES

Due from related parties consist of the following:

	July 31,
Name and Description of Related Parties	2008	2007
Sun, Shouquan - CEO; Stockholder	$811,764	$-
Sun, Shouan - Sun, Shouquan's brother; Stockholder	18,366	-
Wang, Guangyu - Stockholder	1,782	-
Zhang, Luming - Stockholder	52,586	-
Harbin New World Real Estate Co., Ltd. - A company controlled by Sun, Shouquan	135,551	-
Total	$1,020,049	$-

"Due from related parties" represents loans receivable that are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore are not considered current assets.

The balance owed by the President and CEO, and the real estate company under his control, totaled $947,315 as of July 31, 2008.  The loans were made by Harbin Sanye before the acquisition of Harbin Sanye by the Company and there has been no material modification or renewal of the loan after the date of acquisition. The Company has changed its related policy and procedures in line with the prohibition on personal loans to executives contained in Section 402 of the Sarbanes-Oxley Act of 2002

Since April 30, 2008 to July 31, 2008, the Company’s President and CEO has repaid $965,942 of the original loan ($269,961 since the acquisition of Harbin Sanye by the Company).  The Company plans to settle all outstanding balance of this loan as soon as possible and no later than December 31, 2008.

9. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	July 31,
	2008	2007
Machinery and equipment	$130,357	$-
Transportation equipment	467,538	-
Office equipment	468,051	-
Construction in progress	6,243,097	-
	7,309,043	-
Less: Accumulated depreciation	(83,503)	-
Property and equipments, net	$7,225,540	$-

The depreciation was $14,483 and $0 for the year ended July 31, 2008 and for the period from November 27, 2006 (inception date) to July 31, 2007, respectively. They are broken down as follows:

	Year Ended July 31, 2008	Nov. 27, 2006 (Inception) to July 31, 2007
Cost of sales	$5,422	$-
Operating expenses	9,061	-
Total	$14,483	$-

10.  ACQUISITION

On May 26, 2008,  the Company completed the acquisition of 100% of the equity interests of Power Profit Technology Development Limited (“Power Profit”) and 82.14% of the equity interests of its subsidiary, Harbin Sanye Wind Energy Technology Co., Ltd. (formerly Harbin Lian Chuang Co., Ltd)(“Harbin Sanye”). The results of operation of Power Profit and Harbin Sanye have been included in the consolidated financial statements since that date.

Power Profit is a company incorporated under the laws of Hong Kong, People’s Republic of China. Harbin Sanye, located in Harbin, Heilongjiang, is a company incorporated under the laws of the People’s Republic of China and principally engaged in the business of harvesters and blades for wind generators. As a result of the acquisition, the Company has placed itself at the forefront of an emerging industry in an emerging market.  The Company anticipates that the acquisition of a revenue producing, sustainable energy company will facilitate its growth and expansion.

The aggregate purchase price was the Company’s 15,000,000 common shares which was valued at $20,220,000 based upon the Company’s average common stock price of $1.348. The average stock price was based upon the average closing prices of the Company’s common stock during the five business days commencing two days before the acquisition was announced.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

May 26, 2008
Current assets	$1,543,803
Prepayment and deposit	884,256
Due from related parties	1,290,010
Property and equipment	6,812,281
Goodwill	8,110,960
Intangible assets	12,207,135
Deferred charges	6,195
Total assets acquired	30,854,640
Current liabilities	8,001,469
Total liabilities assumed	8,001,469
Net assets acquired	$22,853,871

The $12,207,135 of acquired intangible assets was land user rights which have a weighted-average useful life of 40 years.

The $8,110,960 of goodwill represents the excess of the purchase price over the fair market value of acquired net assets. Goodwill was assigned to only one industry segment the Company operates and is not deductible for tax purposes.

11. INTANGIBLE ASSETS

Intangible assets consist of the following:

	July 31,
	2008	2007
Land User Rights	$12,319,806	$-
Less: Accumulated amortization	(153,021)	-
Intangible assets, net	$12,166,785	$-

The amortization was $51,319 and $0 for the year ended July 31, 2008 and for the period from November 27, 2006 (inception date) to July 31, 2007, respectively.

12. SHORT TERM LOAN

Short term loans were made by individuals to cover the Company’s temporary cash shortages. The short term loans are unsecured and have no fixed terms of repayment. Not all of the loans are interest bearing. For interest bearing loans, the average interest rate is 36%. Interest expenses for short term loans are $8,738 and $0 for the year ended July 31, 2008 and for the period from November 27, 2006 (inception date) to July 31, 2007, respectively.

13.  DUE TO RELATED PARTIES

Due to related parties consist of the following:

	July 31,
Name and Description of Related Parties	2008	2007
Ren, Jian – Prior CEO	$51,859	$-
Zhang, Luhui - Stockholder	4,504	-
Man, Ha - China Wind Energy Ltd's prior stockholder	-	22,664
Total	$56,363	$22,664

"Due to related parties" represents loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, and are therefore, deemed payable on demand.

14. OTHER ADVANCE RECEIPTS

On November 6, 2007, the Company signed a contract with Heilongjiang Nongkentaixing Real Estate Development Co. Ltd to sell the Company’s land user rights in Harbin City. The total contract price is approximately $10,090,000. On July 31, 2008 the cost of the land user rights to the Company was 598,517. The Company is obligated to clear the original buildings on the land before transfer of the land user rights can be completed.

As of July 31, 2008, the Company had received net proceeds of $7,603,673 from this sale. Since the legal process for title transfer has not been completed, the proceeds were recorded as other advance receipts.  After the completion of title transfer by getting government approval, the Company will receive the remaining balance of the contract price and record the sale of the land user rights.

15. GERNERAL AND ADMINISTRATIVE

For the year ended July 31, 2008 and for the period from November 27, 2006 (inception date) to July 31, 2007, the amount of general and administrative expenses mainly composed of the following:

	Year Ended July 31, 2008	Nov. 27, 2006 (Inception) to July 31, 2007
Professional fees	$179,106	$35,077
Office expenses	8,155	-
Salary and wages	76,837	1,303
Employee insurance	1,392	-
Utilities	709	-
Amortization	51,319	-
Depreciation	9,061	-
Others	78,590	1,437
	$405,169	$37,817

16. CHINA CONTRIBUTION PLAN

Full time employees of the Company participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiaries to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution.

The Company made the provisions based on the number of qualified employees and the rate and base regulated by the government. However, the Company did not make full monthly contribution to these funds.  In the event that any current or former employee files a complaint with the PRC government, the Company may be subject to administrative fines. As the Company believes that these fines would not be material, no accrual for such fines has been made in this regard.

17. STATUTORY RESERVES

Pursuant to the laws applicable to the PRC, PRC entities must make appropriations from after-tax profit to the non-distributable “statutory surplus reserve fund”. Subject to certain cumulative limits, the “statutory surplus reserve fund” requires annual appropriations of 10% of after-tax profit until the aggregated appropriations reach 50% of the registered capital (as determined under accounting principles generally accepted in the PRC ("PRC GAAP") at each year-end). For foreign invested enterprises and joint ventures in the PRC, annual appropriations should be made to the “reserve fund”. For foreign invested enterprises, the annual appropriation for the “reserve fund” cannot be less than 10% of after-tax profits until the aggregated appropriations reach 50% of the registered capital (as determined under PRC GAAP at each year-end). The Company did not make any appropriations to the reserve funds mentioned above due to lack of profit after tax since commencement of operations.

18. INCOME TAX

Prior to January 1, 2008, the Company was governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the previous income tax laws and rules). Pursuant to the previous income tax laws and rules, wholly-owned foreign enterprises were subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax). Due to the Company’s net loss, there was no provision for income taxes.

In March 2007, the Chinese government enacted the Corporate Income Tax Law, and promulgated related regulations, which were effective January 1, 2008. The Corporate Income Tax Law, among other things, imposes a unified income tax rate of 25% for both domestic and foreign invested enterprises. The previous income tax laws and rules, which stipulated income tax rates for domestic and foreign invested enterprises at different rates, expired upon the effectiveness of the Corporate Income Tax Law.

The components of the Company’s Tax provision were as follows:

Nov. 27, 2006
	Year Ended	(Inception)
	July 31, 2008	to July 31, 2007
Current income tax expense (benefit)
PRC Enterprise Income Tax	$-	$-
United States Federal Income Tax	-	-
Deferred income tax expense (benefit)
PRC Enterprise Income Tax	-	-
United States Federal Income Tax	-	-
Total provision for income taxes	$-	$-

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax is as follows:

	July 31,
	2008	2007
U.S. statutory rate	34%	34%
PRC enterprise income tax rate	25%	33%
Provision for income tax	25%	33%

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes.  No material deferred tax liabilities or assets existed as of July 31, 2008 and 2007.

The tax authority of the PRC Government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises had completed their relevant tax filings, hence the Company’s tax filings may not be finalized.  It is therefore uncertain as to whether the PRC tax authority may take different views about the Company’s tax filings which may lead to additional tax liabilities.

The Company has no United States corporate income tax liability as of July 31, 2008 and 2007.

19. SEGMENT INFORMATION

The Company operates in one industry segment – research, development, manufacture, marketing and sales of harvesters.  Substantially all of the Company’s identifiable assets and operations for all periods presented were located in the PRC.

20. CONTINGENCIES, RISKS AND UNCERTAINTIES

Litigation

Harbin Sanye is currently named as defendant in the lawsuit in which the plaintiffs allege illegal transfer and misleading promotion of Harbin Sanye’s shares to the public through security brokers. The plaintiffs, 51current stockholders representing 1,018,000 outstanding shares, acquired the Harbin Sanye’s shares through security brokers from the Harbin Sanye’s initial stockholders and are currently seeking monetary damage from Harbin Sanye including the shares acquiring cost, expenses and imputed interest. Harbin Sanye is defending the lawsuit vigorously.

In September 2008, the claims of the plaintiffs were refuted in the judgment of Court, Bin County, Heilongjiang Province. The plaintiffs have the option to appeal the decision.

Country Risk

The Company has significant investments in the PRC. The operating results of the Company may be adversely affected by changes in the political and social conditions in the PRC and by changes in Chinese government policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. The Company can give no assurance that those changes in political and other conditions will not result in have a material adverse effect upon the Company’s business and financial condition.

Source of Supply

The Company purchases components for its products from a number of suppliers.  However, on occasion, a customer’s specifications may require us to purchase components from a specific supplier.  The Company does not have any long term contracts with any of its suppliers, and the Company believes that alternative suppliers are available.  Although the Company has not been subject to shortages for any of its components, since it does not have long-term contracts, the Company may be subject to cutbacks and price increases which it may not be able to pass on to its customers in the event that the demand for components generally exceeds the capacity of its suppliers.

Loan to Officer

Prior to the acquisition by the Company, Harbin Sanye forwarded a loan to Shouquan Sun, the Company’s President and CEO.  This loan was not fully repaid at the time of acquisition and $947,315 was outstanding as of July 31, 2008.  Section 402 of the Sarbanese-Oxley Act of 2002 prohibits loans or the extension of credit to officers and directors of a publicly traded company or any of its subsidiaries.  The Company is currently in contravention of these provisions and faces possible regulatory action by the SEC.

The Company’s management believes that the following will militate against potential action by the SEC:

·	The loan was provided to Mr. Sun prior to its acquisition by the Company;

·	no monies have been forwarded to the Company’s President since he became an officer and director of the Company;

·	from April 30, 2008 to July 31, 2008 a total of $965,942 of the outstanding balance of the loan has been repaid by the Company’s President; and

·	the Company and its President have agreed that the entire outstanding balance of the loan will be repaid as soon as possible and no later than December 31, 2008.

21. SUBSEQUENT EVENTS

On September 16, 2008, Harbin Sanye Wind Energy Technology Co., Ltd. changed its name to Harbin SQ Wind Power Ltd.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On November 27, 2007 we closed a reverse merger transaction with China Wind Energy Ltd. (HK).  Keith Zhen, CPA was the registered independent public accountant for China Wind HK and Malone & Bailey, PA was the registered independent public accountant for us in this transaction.  On January 10, 2008 we decided to retain Malone & Bailey, PA as our sole registered independent public accounting firm for us and our subsidiaries and dismissed Keith Zhen, CPA.

The reports of Keith Zhen on our subsidiary, China Wind HK, consolidated financial statements as of and for the period ended July 31, 2006, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except that their report was modified to indicate that there was substantial doubt about our ability to continue as a going concern.  During the period ended November 27, 2006 (inception of China Wind HK) and through January 10, 2008, there were no disagreements with Keith Zhen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Keith Zhen would have caused it to make reference thereto in connection with its report on the financial statements for such years.

On May 26, 2008 we closed the acquisition of Power Profit and acquired Harbin SQ as a majority owned subsidiary. Yichien Yeh, CPA, was the registered independent public accountant for Harbin SQ and Malone & Bailey, PA was our registered independent public accountant. On August 21, 2008 we decided to retain Yichien Yeh, CPA as our sole registered independent public accountant and dismissed Malone & Bailey, PA.

The reports of Malone & Bailey, PC on our consolidated financial statements as of and for the period ended October 31, 2007 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about the Company ability to continue as a going concern. During the period from November 27, 2006 and through August 21, 2008, there have been no disagreements with Malone & Bailey, PC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Malone & Bailey, PC would have caused it to make reference thereto in connection with its report on the financial statements for such years.

Item 9A.  Controls and Procedures

Not Applicable.

Item 9A(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2008 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2008, we determined that control deficiencies existed that constituted material weaknesses, as described below.

1. We have no audit committee as none of our directors is considered independent as each is also an officer of us or our subsidiaries.

2. There is a risk of management override given that our officers have a high degree of involvement in our day to day operations.

3. There is no policy on fraud and no code of ethics at this time, though we plan to implement such policies in fiscal 2008.

Management is currently evaluating remediation plans for the above control deficiencies.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Manning Elliott LLP, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of July 31, 2008.

Changes in Internal Controls

During the quarter ended July 31, 2008 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name, age, and position of our executive officers and directors of as of October 29, 2008.

Name	Age	Position
Shouquan Sun	50	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, Secretary and Director President and director of Harbin SQ, our majority owned subsidiary.
Xiya Sun	21	Director Director XingYe, our wholly owned subsidiary
Huaiwen Zheng	27	Director

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

Biographies

Shouquan Sun, President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Shouquan Sun has been our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and director since May 26, 2008. Mr. Sun founded Harbin SQ in 2000 and has been Chairman, Chief Executive Officer and director of Harbin SQ from its inception to the present. Mr. Sun has over 19 years experience in business development and management. Mr. Sun is also the inventor, or co-inventor, of several patents secured by Harbin SQ relating to our wind turbine blades. Mr. Sun was also awarded two national-level scientific technology honors in 1992: the Provincial Technology Leader and National Expert with Outstanding Contribution entitled to Government Special Allowance for life in 1995. Shouquan Sun holds no other directorships in other public companies.

Xiya Sun, Director

Xiya Sun was appointed as our director on November 29, 2007.  In April 2007, Ms. Sun was appointed as a director of XingYe, one of our subsidiaries.  Ms. Sun obtained a bachelor degree from Northeast Agriculture University in Harbin, which she attended from 2002 to 2006.  During her time there, Ms. Sun received a number of scholarships and awards.  She followed up her degree with training in administrative skills, including human resource management and organizational structures, management training, rewarding and performance; and recruitment schedule planning from 2006 to April 2007.

Huaiwen Zheng, Director

We appointed Huaiwen Zheng as our director on November 29, 2007.  Mr. Zheng attended Harbin Industrial University in Harbin from September 1998 to July 2002, where he received a degree in engineering.  Thereafter, from July 2002 to July 2006, he worked at XingYe, one of our subsidiaries, where he played a key role in the quality control of blade designing and three-dimensional sculpting of the blades, as well as supervising the blade shaking analysis, module tire processing and production, and blade production and testing.  From July 2006 to April 2007, he completed an administrative skills training course in human resource management and organization structure, management training, rewarding and performance; and recruitment schedule planning.  In April 2007, he became the assistant head engineer at XingYe, overseeing blade design.

Board of Directors and Director Nominees

Our Board of Directors met in person or via telephone occasionally during our fiscal year ended July 31, 2008.

We do not have a nominating committee. The Board of Directors, sitting as a Board, selects individuals to stand for election as members of the Board. Since the Board of Directors does not include a majority of independent directors, the decision of the Board as to director nominees is made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, not less than 90 days prior to the next annual Board of Directors' meeting at which the slate of Board nominees is adopted, the Board will accept written submissions of proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the shareholder submitting the proposed nominee believes that the nomination would be in the best interests of shareholders. If the proposed nominee is not the same person as the shareholder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board of Directors, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders. Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management's slate of director nominees submitted to shareholders for election to the Board.

Among the factors that the Board considers when evaluating proposed nominees are their knowledge of, and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from the candidate prior to reaching a determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Director Independence

Our securities are quoted on the OTC Bulletin Board which does not have any director independence requirements.  Once we engage further directors and officers, we will develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Audit Committee

The functions of the Audit Committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors carrying out the duties of the Audit Committee. The Board of Directors has determined that the cost of hiring a financial expert to act as a director of us and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

Significant Employees

Other than the directors and officer described above, we do not expect any other individuals to make a significant contribution to our business.

Family Relationships

There are no family relationships among our officers or directors.

No Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

·	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

·	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

·
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

·
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5 if the company has a class of securities registered under Section 12 of the Exchange Act.   We did not have a class of securities registered under Section 12 of the Exchange Act during the year ended July 31, 2008 and as such none of our officers, directors or 10% shareholders were required to file ownership reports.

On October 30, 2008 we filed a Form 8-A to register our common shares under Section 12 of the Exchange Act.  This event triggered the requirement under Section 16(a) of the Exchange Act for the company’s directors and officers, and persons who own more than ten-percent (10%) of our common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code.

Item 11.  Executive Compensation

The following table sets forth, as of July 31, 2008, the compensation paid to our President and Chief Executive Officer and our Chief Financial Officer during the last three completed fiscal years. No other officers or directors received annual compensation in excess of $100,000 during the last three complete fiscal years.

Summary Compensation Table (1)
Name and Principal Position	Year	Salary ($)	Other	Total ($)
Jian Ren (2)	2008	3,329		3,329
	2007	116		116
Shouquan Sun (3)	2008	5,243	(4)	5,243

(1)	Pursuant to Item 402(5) of Regulation S-K tables and columns have been omitted where no compensation has been awarded.

(2)	Jian Ren was our director, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer from November 29, 2007 to May 26, 2008.

(3)
Shouquan Sun was appointed as our director, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on May 26, 2008. We did not enter into any management or consulting agreements with Shouquan Sun, but Harbin SQ, our subsidiary, agreed to pay Shouquan Sun $440 per month as consideration for his management services.

(4)
Shouquan Sun, our director and sole officer, as well as a real estate company under his control, owed were provided the benefit of a loan by our majority owned subsidiary, Harbin SQ before our acquisition of Harbin SQ.  As of July 31, 2008 $947,315 was the outstanding balance of this loan. We plan to settle all outstanding balance on this loan as soon as possible and no later than December 31, 2008.

We made no grants of stock options or stock appreciation rights since our inception to July 31, 2008.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended July 31, 2008.

We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. No director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Change of Control

As of October 29, 2008 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 29, 2008 by: (i) each of our directors, (ii) each of our named executive officers and (iii) owners of 5% or more of our common shares. There was no other person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own. All persons named have sole voting and investment power with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Annual Report on Form 10-K.

Title of Class	Name & address of beneficial owner	Number of Shares of Common Stock (1)	Percentage of Common Stock (%) (2)
Common Stock	Shouquan Sun (3) No2, Haibin Road Binxi Economy Development Harbin, China	5,000,000	10
Common Stock	Xiya Sun (4) No2, Haibin Road Binxi Economy Development Harbin, China	100,440	(5)
Common Stock	Huaiwen Zheng (6) No2, Haibin Road Binxi Economy Development Harbin, China	0	0
All Officers and Directors as a Group		5,100,440	10
Common Stock	Luming Zhang No. 4 4ZU, 8WEI Luobei County, Heilongjiang Province, Fengxiang Town, China	3,513.276	6.8
Common Stock	Shitian Wu Team 39 Suibin Farm Suibin County, Heilongjiang Province, China	2,900,000	5.6

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

(2)	Based on 51,902,250 issued and outstanding shares of common stock as of October 29, 2008.

(3)	Shouquan Sun is our director, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer.

(4)	Xiya Sun is our director.

(5)	Less than 1%

(6)	Huaiwen Zheng is our director.

Item 13.  Certain Relationships, Related Transactions and Director Independence

Shouquan Sun, our director and sole officer, as well as a real estate company under his control, owed us a total $947,315 as of July 31, 2008.  The loans were made by Harbin SQ before our acquisition of Harbin SQ.  There has been no material modification or renewal of the loan after the date of acquisition.  Since April 30, 2008 to July 31, 2008, Mr. Sun has repaid $965,942 of the original loan ($269,961 since our acquisition of Harbin Sanye to July 31, 2008).    We plan to settle all outstanding balance on this loan as soon as possible and no later than December 31, 2008.

As of July 31, 2008 Shouquan Sun’s (our director and sole officer) brother, Shouan Sun, owed us $18,366.  This loan is not interest bearing and has no set terms of repayment.

As of July 31, 2008 we owed $51,859 to Jian Ren, our former President and Chief Executive Officer.  This loan is not interest bearing and has no set terms of repayment.

On November 20, 2007 Jian Ren, our former sole director and officer, entered into a Share Capital Transfer Agreement with us and China Wind HK, pursuant to which Mr. Ren agreed to transfer all of his share capital in China Wind HK to us.  The result of the closing of this transaction was that China Wind HK became our wholly owned subsidiary.

We have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14.  Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our auditors for the audit of our annual financial statements for the years ended October 31, 2007 and July 31, 2008 (we changed our fiscal year end from October 31 to July 31 following the reverse merger transaction on November 27, 2007) and any other fees billed for other services rendered by our auditors during these periods.

Malone & Bailey, PA
Period from May 8, 2006 to October 31, 2006
Audit fees	$4,250
Audit-related fees	$0
Tax fees	$0
All other fees	$0
Total	$4,250

Malone & Bailey, PA
Period from November 1, 2006 to October 31, 2007
Audit fees	$17,624
Audit-related fees	$0
Tax fees	$0
All other fees	$0
Total	$17,624

Yichien Yeh, CPA
Period from July 31, 2007 to July 31, 2008
Audit fees	$35,000
Audit-related fees	$0
Tax fees	$0
All other fees	$0
Total	$35,000

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in the year ended July 31, 2008.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

See “Index to Consolidated Financial Statements” set forth on page F-1.

(a) (2) Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibits

Exhibit Number	Exhibit Description
10.1	Acquisition Agreement by and among K-Care and China Wind HK (1)
10.2	Share Purchase Agreement by and among Eva Dudas and Jian Ren (1)
10.3	Share Exchange Agreement by and among China Wind, Power Profit and Wan Yi Tse dated May 16. 2008 (2)
21.1	List of Subsidiaries
China Wind Energy Ltd. (HK), incorporated in Hong Kong
Harbin YingYe Wind Energy Technology Limited, incorporated in China
Power Profit Technology Development Limited, incorporated in Hong Kong
Harbin SQ Wind Energy Technology Co., Ltd., incorporated in China
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Included as exhibits on our Form 8-K filed November 30, 2007.
(2) Included as an exhibit on our Form 8-K filed May 27, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA WIND ENERGY INC.

Date: November 12, 2008	By:	/s/ Shouquan Sun
Shouquan Sun
Director, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Shouquan Sun
Shouquan Sun	Director, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer	November 12, 2008

/s/ Xiya Sun
Xiya Sun	Director	November 12, 2008

/s/ Huaiwen Zheng
Huaiwen Zheng	Director	November 12, 2008