Form 10-Q
period 2008-10-31
China Wind Energy Inc.
filed 2008-12-15
CIK 1393109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________To ______________________

Commission file number 000-53480

CHINA WIND ENERGY INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No.2 Haibin Road, Binxi Developing Area Heilongjiang Province People’s Republic of China 150000	+86 451 87009618
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

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

As of December 15, 2008, the registrant’s outstanding common stock consisted of 51,902,250 shares.

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

China Wind Energy Inc.
(A Development Stage Company)
(Expressed in US dollars)
(unaudited)

October 31, 2008

China Wind Energy Inc. And Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

	October 31,	July 31,
	2008	2008
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$368,492	$80,348
Accounts receivable, net	32,397	28,970
Advances to suppliers (Note 5)	493,066	416,210
Inventories, net (Note 6)	674,828	563,851
Prepaid expenses	180,827	182,236
Total current assets	1,749,610	1,271,615
Prepayment and deposit (Note 7)	819,123	1,064,710
Due from related parties (Note 8)	984,704	1,020,049
Property and equipment, net (Note 9)	7,401,596	7,225,540
Goodwill	8,110,960	8,110,960
Intangible assets, net (Note 10)	12,089,571	12,166,785
Deferred charges	6,944	6,288
Total Assets	$31,162,508	$30,865,947

Liabilities & Shareholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$522,185	$338,429
Customer deposit	91,448	11,676
Other payables	198,634	116,636
Short term loans (Note 11)	795,907	120,582
Due to related parties (Note 12)	56,045	56,363
Wages payable	43,204	26,986
Other advance receipts (Note 13)	7,601,450	7,603,673
Total current liabilities	9,308,873	8,274,345

Minority Interests	2,490,080	2,607,965

Stockholders' Equity
Common stock; 400,000,000 and 10,000 shares authorized, respectively; 0.0001 and 0.13 par value, respectively; 51,902,250 and 1 shares issued and outstanding, respectively	5,191	5,191
Additional paid-in capital	20,335,701	20,335,701
Subscription receivable	-	-
Accumulated other comprehensive income	42,993	44,369
Accumulated deficit during development stage	(1,020,330)	(401,624
Total Stockholders' Equity	19,363,555	19,983,637
Total Liabilities & Stockholders' Equity	$31,162,508	$30,865,947

China Wind Energy Inc. And Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended October 31, 2008	Three Months Ended October 31, 2007	Nov. 27, 2006 (Inception) to October 31, 2008
Revenue	$-	$-	$148,383
Cost of goods sold	-	-	(204,873)
Gross profit	-	-	(56,490)

Operating expenses
Selling expenses	22,835	-	26,620
General and administrative	320,384	24,824	763,370
Research and development	259,813	-	259,813
Provision (Reversal) on allowance of obsolescence	111,194	-	6,928
Total operating expenses	714,226	24,824	1,056,731
Loss from operations	(714,226)	(24,824)	(1,113,221)
Other income (expenses)
Interest income	265	-	459
Interest expense	(14,329)	-	(23,067)
Loss on disposal of assets	(9,263)	-	(9,263)
Gain(Loss) on physical count of inventories	-	-	(26,831)
Total other income (expenses)	(23,327)	-	(58,702)

Loss before and income taxes and minority interests	(737,553)	(24,824)	(1,171,923)
Income taxes	-	-	-
Minority interests	118,848	-	151,594
Net loss	(618,705)	(24,824)	(1,020,329)
Other comprehensive income (loss)
Foreign currency translation	(1,376)	205	42,993
Comprehensive income (loss)	$(620,081)	$(24,619)	$(977,336)

Net Loss Per Share, Basic and Diluted	$(0.01)	$(24,824)
Weighted Average Shares Outstanding, Basic and Diluted	51,902,250	1

China Wind Energy Inc. And Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended October 31, 2008	Three Months Ended October 31, 2007	Nov. 27, 2006 (Inception) to October 31, 2008
Cash Flows From Operating Activities
Net Loss	$(618,705)	$(24,824)	$(1,020,329)
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	(118,848)	-	(151,594)
Depreciation	21,539	32	36,022
Amortization	77,000	-	128,319
Loss on disposal of assets	9,263	-	9,263
Loss(Gain) on physical count of inventories	-	-	26,831
Provision(Reversal) on allowance of obsolescence	111,194	-	81,070
Common stock issued for services	-	-	17,850
Changes in operating assets and liabilities:
Accounts receivable, net	(3,427)	-	(3,853)
Advances to suppliers	(76,856)	-	(129,946)
Inventories	(222,171)	-	(123,724)
Prepaid Expenses	1,409	-	3,158
Prepayment and deposit	245,587	-	65,133
Accounts payable and accrued liabilities	183,756	(10,282)	251,714
Customer deposit	79,772	-	43,070
Other payables	81,998	-	87,234
Wages payable	16,218	-	43,204
Deferred charges	(656)	-	(656)
Net cash provided by operating activities	(212,927)	(35,074)	(637,234)

Cash Flows From Investing Activities
Purchases of property and equipment	(216,395)	(1,077)	(690,431)
Proceeds from disposal of assets	7,313	-	7,313
Cash acquired on acquisition	-	-	314,713
Proceeds from repayment of related parties loan	35,345	-	305,306
Net cash used in investing activities	(173,737)	(1,077)	(63,099)

Cash Flows From Financing Activities
Proceeds from short term loans	675,325	-	725,030
Loan from (repayment to) shareholder	-	(20,000)	-
Repayment of short term loans	-	-	44,999
Proceeds from issuance of common stock	-	100,000	100,001
Net cash provided by (used in) financing activities	675,325	80,000	870,030

Effect of exchange rate changes on cash	(517)	261	198,795
Net increase in cash and cash equivalents	288,144	44,110	368,492

Cash and cash equivalents, beginning of period	80,348	1,278	-
Cash and cash equivalents, end of period	$368,492	$45,388	$368,492
Supplemental disclosure information:
Interest expense paid	$-	$-	$8,738
Income taxes paid	$-	$-	$-

China Wind Energy Inc. And Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.	ORGANIZATION AND BUSINESS BACKGROUND

The Company was incorporated in Nevada on May 8, 2006, under the name Pooch Pal Beverages Inc., and changed its name to K-Care Nutritional Products Inc. On November 29, 2007, the Company changed its name to China Wind Energy Inc.

On November 20, 2007, a former President of the Company entered into a Stock Purchase Agreement with Jian Ren, a resident and citizen of the Hong Kong SAR of the People’s Republic of China (the “Purchaser”), pursuant to which the Purchaser agreed to purchase 5,950,000 shares of the Company’s common stock, $0.0001 par value, from the former President of the Company for $50,000. These shares represented 81% of the issued and outstanding common stock of the Company. The Stock Purchase Agreement closed on November 27, 2007.

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

Pursuant to the share exchange agreement, on May 26, 2008, the Company completed the acquisition of 100% of the equity interests of Power Profit and 82.14% of the equity interests of its subsidiary, Harbin Sanye Wind Energy Technology Co., Ltd. (formerly Harbin Lian Chuang Co., Ltd)(“Harbin Sanye”). Harbin Sanye is a company incorporated under the laws of the People’s Republic of China, engaged in the business of manufacturing harvesters and blades for wind generators. Together, Power Profit and Harbin Sanye became the subsidiaries of the Company, Power Profit became the Company’s wholly owned subsidiary and Harbin Sanye became the Company’s majority owned subsidiary.

On September 16, 2008, Harbin Sanye Wind Energy Technology Co., Ltd. changed its name to Harbin SQ Wind Power Ltd (“Harbin SQ”).

The Company has not yet generated significant revenues from planned principal operations and is considered a Development Stage Company, as defined by Statement of Financial Accounting Standards (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”.

2.	GOING CONCERN

As reflected in the accompanying combined financial statements, the Company has accumulated a deficit of $1,020,330 at October 31, 2008 that includes a loss of $618,705 for the three months ended October 31, 2008.  The Company also had a working capital deficiency of $7,559,263 as of October 31, 2008.  The Company’s stockholders have funded the losses and cash shortfalls allowing management to develop sales and contingency plans. The Company is also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended July 31, 2008 and notes thereto contained in the Report on Form 10-K of the Company as filed with the United States Securities and Exchange Commission (the “SEC”). Interim results are not necessarily indicative of the results for the full year.

The consolidated financial statements include all the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

b.	Use of Estimates

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the year reported. Actual results may differ from these estimates.

c.	Fair values of financial instruments

The carrying amount reported in the balance sheet for cash, accounts receivable, inventory, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

d.	Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less.

e.	Accounts Receivable

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

f.	Inventories

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

g.	Property and Equipment

Property and equipment are initially recognized recorded at cost.  Gains or losses on disposals are reflected as gain or loss in the period of disposal.  The cost of improvements that extend the life of plant and equipment are capitalized.  These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repairs and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets:

Machinery and equipment	14 years
Transportation equipment	12 years
Office equipment	10 years

h.	Impairment of Long-Lived Assets

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

i.	Intangible Assets

The Company’s intangible assets are stated at cost less accumulated amortization and are comprised of land user rights.  Land user rights are related to land the Company occupies in Heilongjiang Province, PRC and are being amortized on a straight-line basis over a period of 40 years.

j.	Goodwill

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill deemed to have indefinite lives is not amortized, but is tested for impairment annually and at any time when events suggest impairment may have occurred. To assess goodwill for impairment, the Company determines the fair value of its reporting units, which are primarily determined using management’s assumptions about future cash flows based on long-range strategic plans. This approach incorporates many assumptions including future growth rates, discount factors and tax rates. In the event the carrying value of a reporting unit exceeded its fair value, an impairment loss would be recognized to the extent the carrying amount of the reporting unit’s goodwill exceeded its implied fair value. No goodwill impairment was recorded for the three months ended October 31, 2008 and 2007.

k.	Comprehensive income

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

l.	Revenue recognition

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

m.	Research and development costs

      Research and development costs are expensed to operations as incurred.

n.	Income taxes

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

o.	Foreign currency translation

The reporting currency is the U.S. dollar.  The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). The financial statements of the Company are translated into United States dollars in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At October 31, 2008, the cumulative translation adjustment of $42,993 was classified as an item of other comprehensive income in the stockholders’ equity section of the balance sheet. For the three months ended October 31, 2008 and 2007, other comprehensive income (loss) was $(1,376) and $205, respectively.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the financial statements were as follows:  As of October 31, 2008, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.841. For the three months ended October 31, 2008 and 2007, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.8376 and $1 to RMB7.5101, respectively. The Company used historical rates for equity.

p.	Related parties

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

q.	Earnings per share

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

	Three Months	Three Months
	Ended	Ended
	October 31,	October 31,
	2008	2007
Numerator for basic and diluted earnings per share
Net income (loss)	$(618,705)	$(24,824)
Denominator for basic earnings per share - weighted average shares outstanding	51,902,250	1
Adjustment for dilutive effect	-	-
Denominator for diluted earnings per share- adjusted weighted average shares outstanding	51,902,250	1
Net income (loss) per common share
Basic	$(0.01)	$(24,824)
Diluted	$(0.01)	$(24,824)

r.	Recently adopted accounting principles

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

s.	Recent accounting pronouncements

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

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of October 31, 2008, a portion of the Company's cash was held by major financial institutions located in the PRC, none of which are insured. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

5.	ADVANCES TO SUPPLIERS

      Advances to suppliers are mainly for deposit in advance for purchase of raw materials. The term of each advance ranges from 30 days to 180 days.

6.	INVENTORIES

Inventories consist of the following:

	October 31, 2008	July 31, 2008
Raw material	$439,053	$357,696
Work-in-progress	657,251	635,457
Finished goods	114,286	114,320
Others	139,066	20,229
	1,349,656	1,127,702
Less: Allowance for obsolescence	(674,828)	(563,851)
Inventory, net	$674,828	$563,851

7.	PREPAYMENT AND DEPOSIT

Prepayment and deposit are payments made to contractors engaged in construction in progress.  After the Company ensures the fulfillment of the contracts by verifying required quality, the accumulated payment will be transferred to construction in progress in property and equipment.

8. DUE FROM RELATED PARTIES

Due from related parties consist of the following:

	October 31,	July 31,
Name and Description of Related Parties	2008	2008
Sun, Shouquan - CEO; Stockholder	$776,173	$811,764
Sun, Shouan - Sun, Shouquan's brother; Stockholder	18,434	18,366
Wang, Guangyu - Stockholder	1,782	1,782
Zhang, Luming - Stockholder	52,805	52,586
Harbin New World Real Estate Co., Ltd. - A company controlled by Sun, Shouquan	135,510	135,551
Total	$984,704	$1,020,049

"Due from related parties" represents loans receivable that are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore are not considered current assets.

The balance owed by the President and CEO, and the real estate company under his control, totaled $911,683 as of October 31, 2008.  The loans were made by Harbin SQ before the acquisition of Harbin SQ by the Company and there has been no material modification or renewal of the loan after the date of acquisition. The Company has changed its related policy and procedures in line with the prohibition on personal loans to executives contained in Section 402 of the Sarbanes-Oxley Act of 2002

Since April 30, 2008 to October 31, 2008, the Company’s President and CEO has repaid $1,001,574 of the original loan ($305,593 since the acquisition of Harbin SQ by the Company).  The Company plans to settle all outstanding balance of this loan as soon as possible and no later than December 31, 2008.

9.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	October 31,	July 31,
	2008	2008
Machinery and equipment	$131,158	$130,357
Transportation equipment	472,775	467,538
Office equipment	485,641	468,051
Construction in progress	6,412,897	6,243,097
	7,502,471	7,309,043
Less: Accumulated depreciation	(100,875)	(83,503)
Property and equipments, net	$7,401,596	$7,225,540

The depreciation was $21,539 and $32 for the three months ended October 31, 2008 and 2007, respectively. They are broken down as follows:

	Three Months	Three Months
	Ended	Ended
	October 31,	October 31,
	2008	2007
Cost of sales	$810	$-
Operating expenses	20,729	32
Total	$21,539	$32

10.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	October 31,	July 31,
	2008	2008
Land User Rights	$12,319,559	$12,319,806
Less: Accumulated amortization	(229,988)	(153,021)
Intangible assets, net	$12,089,571	$12,166,785

The amortization was $77,000 and $0 for the three months ended October 31, 2008 and 2007, respectively.

11.	SHORT TERM LOAN

Short term loans were made by individuals to cover the Company’s temporary cash shortages. The short term loans are unsecured and have no fixed terms of repayment. The average interest rate is 15%~20%. Interest expenses for short term loans are $14,329 and $0 for the three months ended October 31, 2008 and 2007, respectively.

12.	DUE TO RELATED PARTIES

Due to related parties consist of the following:
	October 31,	July 31,
Name and Description of Related Parties	2008	2008
Ren, Jian - Prior CEO	$51,542	$51,859
Zhang, Luhui - Stockholder	4,503	4,504
Man, Ha - China Wind Energy Ltd's prior stockholder	-	-
Total	$56,045	$56,363

"Due to related parties" represents loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, and are therefore, deemed payable on demand.

13.	OTHER ADVANCE RECEIPTS

On November 6, 2007, the Company signed a contract with Heilongjiang Nongkentaixing Real Estate Development Co. Ltd to sell the Company’s land user rights in Harbin City. The total contract price is approximately $10,090,000. On July 31, 2008 the cost of the land user rights to the Company was $598,342. The Company is obligated to clear the original buildings on the land before transfer of the land user rights can be completed.

As of October 31, 2008, the Company had received net proceeds of $7,601,450 from this sale. Since the legal process for title transfer has not been completed, the proceeds were recorded as other advance receipts.  After the completion of title transfer by getting government approval, the Company will receive the remaining balance of the contract price and record the sale of the land user rights.

14.	CHINA CONTRIBUTION PLAN

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

15.	STATUTORY RESERVES

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

16.	INCOME TAX

The Company is subject to taxes in the United States at 34% and certain subsidiaries are subject to taxes in the People’s Republic of China at 25%.

For the three months ended October 31, 2008 and 2007, the Company has recorded $0 income tax expense and the Company has no United States corporate income tax liability as of October 31, 2008.

17.	SEGMENT INFORMATION

    The Company operates in one industry segment – research, development, manufacturing, marketing and sales of harvesters and blades for wind turbines.  Substantially all of the Company’s identifiable assets and operations for all periods presented were located in the PRC.

18.	CONTINGENCIES, RISKS AND UNCERTAINTIES

Litigation

Harbin SQ was named as a defendant in a lawsuit in which the plaintiffs alleged illegal transfer and misleading promotion of Harbin SQ’s shares to the public through security brokers. The plaintiffs, 51current stockholders representing 1,018,000 outstanding shares, acquired the Harbin SQ’s shares through security brokers from Harbin SQ’s initial stockholders and were seeking monetary damages from Harbin SQ including the costs of acquiring the shares, expenses and imputed interest.

In September 2008, the claims of the plaintiffs were refuted in the judgment of the Court of Bin County, Heilongjiang Province. The plaintiffs have the option to appeal the decision.

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

Loan to Officer

Prior to the acquisition by the Company, Harbin SQ forwarded a loan to Shouquan Sun, the Company’s President and CEO.  This loan was not fully repaid at the time of acquisition and $911,683 was outstanding as of October 31, 2008.  Section 402 of the Sarbanese-Oxley Act of 2002 prohibits loans or the extension of credit to officers and directors of a publicly traded company or any of its subsidiaries.  The Company is currently in contravention of these provisions and faces possible regulatory action by the SEC.

The Company’s management believes that the following will mitigate against potential action by the SEC:

•	The loan was provided to Mr. Sun by Harbin SQ prior to its acquisition by the Company;

•	no monies have been forwarded to Mr. Sun since he became an officer and director of the Company;

•	from April 30, 2008 to October 31, 2008 a total of $1,001,574 of the outstanding balance of the loan has been repaid by the Company’s President; and

•	the Company and its President have agreed that the entire outstanding balance of the loan will be repaid as soon as possible and no later than December 31, 2008.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were incorporated in Nevada on May 8, 2006.  Prior to November 20, 2007 we were a shell company with only nominal assets and operations.  On November 20, 2007 we completed a reverse merger transaction with China Wind Energy Ltd., a Hong Kong company (“China Wind HK”). The closing of this reverse merger transaction resulted in:

a)	the acquisition of China Wind HK and its wholly owned subsidiary XingYe Wind Energy Technology Limited (“XingYe”), with both becoming our wholly owned subsidiaries;

b)	Jian Ren becoming the holder of 81% of our issued and outstanding common stock;

c)
the appointment of Jian Ren as our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director, to replace our former sole officer and director; and

d)	the changing our fiscal year end from October 31 to July 31 in order to adjust to the fiscal year end of our subsidiary, China Wind HK.

On December 5, 2007 we filed a certificate of change to effect a 5 for 1 forward split of our common stock. This forward split increased the number of issued and outstanding shares of our common stock and the number of authorized shares of our common stock on a basis of five new shares for every one existing share, and resulted in an increase in the number of issued and outstanding shares of our common stock from 7,377,450 to 36,887,250, and an increase in the number of authorized shares of our common stock from 80,000,000 to 400,000,000.

On May 16, 2008 we entered into a share exchange agreement with Power Profit Technology Development Limited, a Hong Kong company (“Power Profit”), and Wan Yi Tse, the holder of 100% of the issued and outstanding share capital of Power Profit.  The closing of this share exchange agreement on May 26, 2008 resulted in:

a)	the acquisition of 100% of the equity interest in Power Profit;

b)	the acquisition of 82.14% of the equity interest in Power Profit’s majority owned subsidiary, Harbin SQ Wind Power Ltd. (formerly Harbin Sanye Wind Energy Technology Co., Ltd.) (“Harbin SQ”);

c)	Wan Yi Tse’s designees becoming the holders of 29% of our issued and outstanding common stock;

d)	Power Profit becoming our wholly owned subsidiary and Harbin SQ becoming our majority-owned subsidiary;

e)	the termination of an agreement for the provision of management services by XingYe, our wholly owned subsidiary, to Harbin SQ, our majority owned subsidiary; and

f)	the appointment of Shouquan Sun as our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director to replace Jian Ren.

Harbin SQ, our majority-owned subsidiary, focuses primarily on the production of turbine blades and combine harvesters.  It produces our primary product, which is a blade for wind turbine generators that permits variable pitch and speed control.  This blade product differs from other blades of the 600KW and 750KW type produced in China, as it allows variable speed and pitch adjustments to occur to achieve higher efficiency.  We currently have 5 individual patents on our wind turbine blades.

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

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Quarterly Report.

Liquidity and Capital Resources

As of October 31, 2008 we had cash of $368,492, total current assets of $1,749,610, total current liabilities of $9,308,873 and a working capital deficit of $7,559,263.  From our inception on November 27, 2006 to October 31, 2008 we accumulated a deficit of $1,020,330.  We are dependent on funds raised through equity or debt financing, investing activities, and revenue generated through the sales of our products to fund our operations.  We anticipate that we will incur substantial losses over the next year and our ability to generate any revenues in the next 12 months continues to be uncertain.

As of October 31, 2008 we had total assets of $31,162,508 and total liabilities of $9,308,873.  Our total assets were primarily made up of land usage rights, goodwill, property and equipment.

On November 6, 2007 we entered into a contract with Heilongjiang Nongken Taixin Real Estate Development Ltd., Co. (“Heilongjiang”) to sell our land usage rights in Harbin City, China.  The total price of the contract is approximately $10,090,000.  As of October 31, 2008 we had received $7,601,450 in advance payments from Heilongjiang for this sale.  These advance payments are listed as a liability on our balance sheets since we have only received partial payment for the transfer of the land usage rights to Heilongjiang, and we have not yet completed the transfer.  Because we have not yet completed the transfer, the land usage rights are listed as an intangible asset on our balance sheets.  Once we receive full payment from Heilongjiang for the sale of these land usage rights, we will complete the transfer to Heilongjiang and no longer account for these rights as an asset.

We used net cash of $212,927 in operating activities for the quarter ended October 31, 2008, compared to $35,074 during the same period in 2007 and $637,234 from our inception on November 27, 2006 to October 31, 2008.  The large increase in operating expenses for the period ended October 31, 2008 resulted from an increase in our operations and the acquisition of Harbin SQ, our majority owned subsidiary.

We used net cash of $173,737 in investing activities for the quarter ended October 31, 2008, compared to $1,077 during the same period in 2007, and $63,099 from our inception on November 27, 2006 to October 31, 2008.  The cash used in investing activities during the period ended October 31, 2008 was used to purchase property and equipment for our manufacturing facility.

We received net cash of $675,325 from financing activities for the quarter ended October 31, 2008, compared to $80,000 during the same period in 2007 and $870,030 from our inception on November 27, 2006 to October 31, 2008.  The cash received from financing activities during the period ended October 31, 2008 resulted from the proceeds of short term loans.  During the period ended October 31, 2008 our cash position increased by $288,144.

As of October 31, 2008 Shouquan Sun, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director, owed us $911,683.  This loan was provided to Mr. Sun by Harbin SQ prior to our acquisition of Harbin SQ.  No funds have been forwarded to Mr. Sun since our acquisition of Harbin SQ.  From April 30, 2008 to October 31, 2008, Mr. Sun repaid a total of $1,001,574 on the loan.  We have received $305,593 of that repayment since our acquisition of Harbin SQ. Mr. Sun has promised to repay the outstanding balance as soon as possible and, in any event, no later than December 31, 2008.

Our monthly cash requirement for the period ended October 31, 2008 was $70,976.  Given our present cash position, we have sufficient cash on hand to fund our operations for approximately the next 5 months.

We expect that our total expenses will increase over the next year as we increase our business operations through Harbin SQ, our majority owned subsidiary.  We have not been able to reach the break-even point since our inception and have had to rely on outside capital resources.  Over the next 12 months, we plan to begin manufacturing, marketing and selling our wind turbine blades.  However, we do not anticipate that we will generate sufficient revenues to fund our proposed operations.
We expect to require approximately $1,355,000 in financing over the next 12 months (beginning January 2009), as follows:

Description	Estimated expenses ($)
Research and development of new technologies	450,000
Marketing	300,000
Salaries	250,000
Equipment maintenance	50,000
Development of distribution chain	75,000
Utilities	30,000
Professional fees	120,000
General and administrative expenses	80,000
Total	1,355,000

At present, our cash requirements for the next 12 months outweigh the funds available to maintain or develop our operations.  Of the $1,355,000 that we require for the next 12 months, we had $368,492 in cash as of October 31, 2008.  In order to improve our liquidity, we intend to pursue additional equity financing from private investors or possibly a registered public offering.  We do not currently have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any private placement financings.  If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our research and development activities, as well as our general and administrative expenses, so that we do not exceed the capital resources available to us.

Results of Operations

Revenues

From our inception on November 27, 2006 to October 31, 2008 we generated gross revenues of $148,383 from the sale of combine harvesters manufactured by us.  The cost of selling these combine harvesters was $204,873, which resulted in a  negative gross profit of $56,490.  We did not generate any revenues during the period ended October 31, 2008 or the same period in 2007.

Expenses

We incurred total operating expenses of $714,226 for the quarter ended October 31, 2008, compared to $24,824 for the same period in 2007 and $1,059,731 from our inception on November 27, 2006 to October 31, 2008.  The large increase in operating expenses for the period ended October 31, 2008 resulted from an increase in our operations and the acquisition of Harbin SQ, our majority owned subsidiary.

We incurred $22,835 in selling expenses, $259,813 in research and development expenses and $111,194 in provision on allowance of obsolescence of our property and equipment for the quarter ended October 31, 2008.  We did not incur any of these expenses during the same period in 2007.  From our inception on November 27, 2006 to October 31, 2008 we incurred $26,620 in selling expenses, $259,813 in research and development expenses and $6,928 in provision on allowance of obsolescence of our property and equipment.  Our general and administrative expenses increased from $24,824 during the period ended October 31, 2007 to $320,384 during the period ended October 31, 2008.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, foreign exchange, office rent and maintenance, salaries, communication (cellular, internet, fax, and telephone), courier and postage costs, and office supplies as well as legal, accounting and auditing fees.

Net Loss

From our inception on November 27, 2006 to October 31, 2008 we incurred net a loss of $1,020,329.  For the quarter ended October 31, 2008 we incurred a net loss of $618,705, compared to a net loss of $24,824 for the same period in 2007.

Research and Development

For the quarter ended October 31, 2008 we incurred $259,813 in research and development expenses.  These are the only research and development expenses we have incurred since our inception on November 27, 2006.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of October 31, 2008 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in note 3 of the notes to our financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by our management.

Impairment of Long-Lived Assets

We account for impairment of plant and equipment and amortizable intangible assets in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 144, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires us to evaluate a long-lived asset for recoverability when there is event or circumstance that indicates the carrying value of the asset may not be recoverable.  An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when the carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

Goodwill

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  We recorded significant goodwill upon the acquisition of Harbin SQ, our majority owned subsidiary.  Goodwill deemed to have an indefinite life is not amortized, but is tested for impairment annually and at any time when events suggest impairment may have occurred.  To assess goodwill for impairment, we determine the fair value of our reporting units, which are primarily determined using our management’s assumptions about future cash flows based on long-range strategic plans.  This approach incorporates many assumptions including future growth rates, discount factors and tax rates.  In the event that the carrying value of a reporting unit exceeded its fair value, an impairment loss would be recognized to the extent the carrying amount of the reporting unit’s goodwill exceeded its implied fair value.  No goodwill impairment was recorded for the period ended October 31, 2008 and for the period from our inception on November 27, 2006 to October 31, 2008.

Foreign currency translation

Our reporting currency is the U.S. dollar.  Our functional currency is the local currency, the Chinese Renminbi (“RMB”).  Our financial statements are translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity.  Translation adjustments resulting from the process of translating the RMB financial statements into U.S. dollars are included in determining comprehensive income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to provide reasonable assurance the information required to be reported in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to Securities and Exchange Commission rules and forms, including controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded our disclosure controls and procedures were (1) designed to ensure material information relating to our Company is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, in a timely manner, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

During the quarter ended October 31, 2008 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Our majority owned subsidiary, Harbin SQ, was named as a defendant in a lawsuit in which the plaintiffs alleged that illegal transfers and misleading promotion of Harbin SQ’s shares to the public occurred through securities brokers.  The plaintiffs, 51 current stockholders representing 1,018,000 outstanding shares, acquired Harbin SQ’s shares through securities brokers from Harbin SQ’s initial stockholders and sought monetary damages from Harbin SQ, including the costs of acquiring the shares, expenses and imputed interest.

In September 2008 the claims of the plaintiffs were dismissed in a judgment of the Court of Bin County, Heilongjiang Province.  The plaintiffs have the option to appeal the decision, but have not done so as of December 15, 2008.
Our management is not aware of any other legal proceedings that have been threatened against us.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCCEDS

None.

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

China Wind Energy Inc.
(Registrant)

/s/ Shouquan Sun
Date: December 15, 2008	Shouquan Sun
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director