Form 10-Q
period 2009-01-31
China Wind Energy Inc.
filed 2009-03-13
CIK 1393109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

As of March 13, 2009, the registrant’s outstanding common stock consisted of 51,902,250 shares.

PART I – FINANCIAL INFORMATION

China Wind Energy Inc. And Subsidiaries
 (A Development Stage Company)
 Consolidated Balance Sheets

	January 31, 2009	July 31, 2008
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$319,013	$80,348
Accounts receivable, net	20,779	28,970
Advances to suppliers (Note 5)	406,617	416,210
Inventories, net (Note 6)	433,054	563,851
Prepaid expenses	165,067	182,236
Total current assets	1,344,530	1,271,615
Prepayment and deposit (Note 7)	897,880	1,064,710
Due from related parties (Note 8)	834,360	1,020,049
Property and equipment, net (Note 9)	7,852,572	7,225,540
Goodwill	8,110,960	8,110,960
Intangible assets, net (Note 10)	12,012,356	12,166,785
Deferred charges	7,186	6,288
Total Assets	$31,059,844	$30,865,947

Liabilities & Shareholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$581,813	$338,429
Customer deposit	91,023	11,676
Other payables	183,805	116,636
Short term loans (Note 11)	1,125,330	120,582
Due to related parties (Note 12)	73,647	56,363
Wages payable	49,069	26,986
Other advance receipts (Note 13)	7,677,672	7,603,673
Total current liabilities	9,782,359	8,274,345

Minority Interests	2,400,075	2,607,965

Stockholders' Equity
Common stock; 400,000,000 and 10,000 shares authorized, respectively; 0.0001 and 0.13 par value, respectively; 51,902,250 and 1 shares issued and outstanding, respectively	5,191	5,191
Additional paid-in capital	20,335,701	20,335,701
Subscription receivable	-	-
Accumulated other comprehensive income	43,682	44,369
Accumulated deficit during development stage	(1,507,164)	(401,624
Total Stockholders' Equity	18,877,410	19,983,637
Total Liabilities & Stockholders' Equity	$31,059,844	$30,865,947

The accompanying notes are an integral part of these financial statements

China Wind Energy Inc. And Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months	Six Months	Six Months	Nov. 27, 2006
	Ended	Ended	Ended	Ended	(Inception) to
	January 31, 2009	January 31, 2008	January 31, 2009	January 31, 2008	January 31, 2009
Revenue	$-	$-	$-	$-	$148,383
Cost of goods sold			-	-	(204,873)
Gross profit	-	-	-	-	(56,490)
Operating expenses
Selling expenses	23,217	-	46,052	-	49,837
General and administrative	347,807	70,143	668,191	94,967	1,111,177
Research and development	132,419	-	392,232	-	392,232
Provision (Reversal) on allowance of obsolescence	121,785	-	232,979	-	128,713
Total operating expenses	625,228	70,143	1,339,454	94,967	1,681,959
Income(Loss) from operations	(625,228)	(70,143)	(1,339,454)	(94,967)	(1,738,449)
Other income (expenses)
Interest income	36	-	301	-	495
Interest expense	(39,544)	-	(53,873)	-	(62,611)
Loss on disposal of assets	2	(331)	(9,261)	(331)	(9,261)
Gain(Loss) on physical count of inventories	-	-	-	-	(26,831)
Government grant income	87,738	-	87,738	-	87,738
Total other income (expenses)	48,232	(331)	24,905	(331)	(10,470)

Income(Loss) before and income taxes and minority interests	(576,996)	(70,474)	(1,314,549)	(95,298)	(1,748,919)
Income taxes	-	-	-	-	-
Minority interests	90,161	-	209,009	-	241,755
Net income (loss)	(486,835)	(70,474)	(1,105,540)	(95,298)	(1,507,164)
Other comprehensive income (loss)
Foreign currency translation	689	2,186	(687)	2,391	43,682
Comprehensive income (loss)	$(486,146)	$(68,288)	$(1,106,227)	$(92,907)	$(1,463,482)

Earnings (Loss) Per Share, Basic and Diluted	(0.01)	-	(0.02)	(0.01)
Weighted Average Shares Outstanding, Basic and Diluted	51,902,250	22,863,555	51,902,250	13,030,823

The accompanying notes are an integral part of these financial statements

China Wind Energy Inc. And Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months	Six Months	Nov. 27, 2006
	Ended	Ended	(Inception) to
	January 31, 2009	January 31, 2008	to January 31, 2009
Cash Flows From Operating Activities
Net Loss	$(1,105,540)	$(95,298)	$(1,507,164)
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	(209,009)	-	(241,755)
Depreciation	41,703	204	56,186
Amortization	155,020	-	206,339
Loss on disposal of assets	9,261	-	9,261
Loss(Gain) on physical count of inventories	-	331	26,831
Provision(Reversal) on allowance of obsolescence	232,979	-	202,855
Common stock issued for services	-	-	17,850
Changes in operating assets and liabilities:
Accounts receivable, net	8,191	-	7,765
Advances to suppliers	9,593	-	(43,497)
Inventories	(102,266)	-	(3,819)
Prepaid Expenses	17,169	-	18,917
Prepayment and deposit	166,830	19,796	(13,624)
Deferred charges	(898)	-	(898)
Accounts payable and accrued liabilities	243,384	25,158	311,342
Customer deposit	79,347	-	42,645
Other payables	67,169	-	72,405
Wages payable	22,083	-	49,069
Net cash provided by operating activities	(364,984)	(49,809)	(789,292)

Cash Flows From Investing Activities
Purchases of property and equipment	(684,449)	(5,121)	(1,158,485)
Proceeds from disposal of assets	7,311	-	7,311
Cash acquired on acquisition	-	173	314,713
Proceeds from repayment of related parties loan	185,689	-	455,650
Net cash used in investing activities	(491,449)	(4,948)	(380,811)

Cash Flows From Financing Activities
Proceeds from short term loans	1,004,748	-	1,049,747
Loan from (repayment to) shareholder	-	(20,000)	-
Proceeds from related parties	17,284	-	66,989
Proceeds from issuance of common stock	-	100,000	100,001
Net cash provided by (used in) financing activities	1,022,032	80,000	1,216,737

Effect of exchange rate changes on cash	73,066	2,391	272,379
Net increase in cash and cash equivalents	238,665	27,634	319,013

Cash and cash equivalents, beginning of period	80,348	1,278	-
Cash and cash equivalents, end of period	$319,013	$28,912	$319,013
Supplemental disclosure information:
Interest expense paid	$-	$-	$8,738
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

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

2.  GOING CONCERN

As reflected in the accompanying combined financial statements, the Company has accumulated a deficit of $1,507,164 at January 31, 2009 that includes a loss of $1,105,540 for the six months ended January 31, 2009.  The Company also had a working capital deficiency of $8,437,829 as of January 31, 2009.  The Company’s stockholders have funded the losses and cash shortfalls allowing management to develop sales and contingency plans. The Company is also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill deemed to have indefinite lives is not amortized, but is tested for impairment annually and at any time when events suggest impairment may have occurred. To assess goodwill for impairment, the Company determines the fair value of its reporting units, which are primarily determined using management’s assumptions about future cash flows based on long-range strategic plans. This approach incorporates many assumptions including future growth rates, discount factors and tax rates. In the event the carrying value of a reporting unit exceeded its fair value, an impairment loss would be recognized to the extent the carrying amount of the reporting unit’s goodwill exceeded its implied fair value. No goodwill impairment was recorded for the six months ended January 31, 2009 and 2008.

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

m.	Research and development costs

Research and development costs are expensed to operations as incurred.

n.	Government grants

Receipts of government grants to encourage comprehensive utilization of resources which are non-refundable are recorded government grant income upon receipt. Grants will be approved and released after the government’s examination. There is no regulated specific use for the received grants but the government may perform annual check for the Company’s qualification as a grantee.

o.	Income taxes

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

p.	Foreign currency translation

The reporting currency is the U.S. dollar.  The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). The financial statements of the Company are translated into United States dollars in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At January 31, 2009, the cumulative translation adjustment of $43,682 was classified as an item of other comprehensive income in the stockholders’ equity section of the balance sheet. For the six months ended January 31, 2009 and 2008, other comprehensive income (loss) was $(687) and $2,391, respectively.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the financial statements were as follows:  As of January 31, 2009, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.838. For the six months ended January 31, 2009 and 2008, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.8386 and $1 to RMB7.4372, respectively. The Company used historical rates for equity.

q.	Related parties

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

r.	Earnings per share

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

	Six Months	Six Months
	Ended	Ended
	January 31, 2009	January 31, 2008
Numerator for basic and diluted earnings per share
Net income (loss)	$(1,105,540)	$(95,298)
Denominator for basic earnings per share - weighted average shares outstanding	51,902,250	13,030,823
Adjustment for dilutive effect	-	-
Denominator for diluted earnings per share- adjusted weighted average shares outstanding	51,902,250	13,030,823
Earnings (Loss) per common share
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)

s.	Recently adopted accounting principles

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

t.	Recent accounting pronouncements

On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling interest in Consolidated Financial Statements”.  SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The Company believes there will be no material impact upon its financial statements.

On December 4, 2007, the FASB issued SFAS No.141R, “Business Combinations”.  SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination.  SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company believes there will be no material impact upon its financial statements.

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

4.  CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of January 31, 2009, a portion of the Company's cash was held by major financial institutions located in the PRC, none of which are insured. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

5.  ADVANCES TO SUPPLIERS

Advances to suppliers are mainly for deposit in advance for purchase of raw materials. The term of the advances is from 30 days to 180 days.

6.  INVENTORIES

Inventories consist of the following:

	January 31, 2009	July 31, 2008

Raw material	$339,585	$357,696
Work-in-progress	635,531	635,457
Finished goods	114,333	114,320
Others	140,519	20,229
	1,229,968	1,127,702
Less: Allowance for obsolescence	(796,914)	(563,851)
Inventory, net	$433,054	$563,851

7.  PREPAYMENT AND DEPOSIT

Prepayment and deposit are payments made to contractors engaged in construction in progress.  After the Company ensures the fulfillment of the contracts by verifying required quality, the accumulated payment will be transferred to construction in progress in property and equipment.

8.  DUE FROM RELATED PARTIES

Due from related parties consist of the following:

Name and Description of Related Parties	January 31, 2009	July 31, 2008
Sun, Shouquan - CEO; Stockholder	$644,185	$811,764
Sun, Shouan - Sun, Shouquan's brother; Stockholder	-	18,366
Wang, Guangyu - Stockholder	1,782	1,782
Zhang, Luming - Stockholder	52,827	52,586
Harbin New World Real Estate Co., Ltd. - A company controlled by Sun, Shouquan	135,566	135,551

Total	$834,360	$1,020,049

"Due from related parties" represents loans receivable that are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore are not considered current assets.

The balance owed by the President and CEO, and the real estate company under his control, totaled $779,751 as of January 31, 2009.  The loans were made by Harbin SQ before the acquisition of Harbin SQ by the Company and there has been no material modification or renewal of the loan after the date of acquisition. The Company has changed its related policy and procedures in line with the prohibition on personal loans to executives contained in Section 402 of the Sarbanes-Oxley Act of 2002

Since April 30, 2008 to January 31, 2009, the Company’s President and CEO has repaid $1,133,506 of the original loan ($437,525 since the acquisition of Harbin SQ by the Company).  The Company plans to settle the outstanding balance on this loan as soon as possible. In the revised action plan agreed between Shouquan Sun and the Company in March 2009, the parties agreed that the total outstanding balance will be settled by March 31, 2010.

9.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	January 31, 2009	July 31, 2008
Machinery and equipment	$132,484	$130,357
Transportation equipment	496,517	467,538
Office equipment	485,381	468,051
Construction in progress	6,861,285	6,243,097
	7,975,667	7,309,043
Less: Accumulated depreciation	(123,095)	(83,503)

Property and equipments, net	$7,852,572	$7,225,540

The depreciation was $41,703 and $204 for the six months ended October 31, 2009 and 2008, respectively. They are broken down as follows:

	Six Months	Six Months
	Ended	Ended
	January 31, 2009	January 31, 2008
Cost of sales	$-	$-
Operating expenses	41,703	204

Total	$41,703	$204

10.  INTANGIBLE ASSETS

Intangible assets consist of the following:

	January 31, 2009	July 31, 2008
Land User Rights	$12,319,904	$12,319,806
Less: Accumulated amortization	(307,548)	(153,021)

Intangible assets, net	$12,012,356	$12,166,785

The amortization was $155,020 and $0 for the six months ended January 31, 2009 and 2008, respectively.

11.  SHORT TERM LOAN

Short term loans were made by individuals to cover the Company’s temporary cash shortages. The short term loans are unsecured and have no fixed terms of repayment. The average interest rate is 15%~20%. Interest expenses for short term loans were $53,873 and $0 for the six months ended January 31, 2009 and 2008, respectively.

12.  DUE TO RELATED PARTIES

Due to related parties consist of the following:

Name and Description of Related Parties	January 31, 2009	July 31, 2008
Ren, Jian - Prior CEO	$51,589	$51,859
Zhang, Luhui - Stockholder	3,411	4,504
Sun, Shouan - Sun, Shouquan's brother; Stockholder	18,647	-

Total	$73,647	$56,363

"Due to related parties" represents loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, and are therefore, deemed payable on demand.

13.   OTHER ADVANCE RECEIPTS

On November 6, 2007, the Company signed a contract with Heilongjiang Nongkentaixing Real Estate Development Co. Ltd to sell the Company’s land user rights in Harbin City. The total contract price is approximately $10,090,000. On January 31, 2009 the cost of the land user rights to the Company was $598,586. The Company is obligated to clear the original buildings on the land before transfer of the land user rights can be completed.

As of January 31, 2009, the Company had received net proceeds of $7,677,672 from this sale. Since the legal process for title transfer has not been completed, the proceeds were recorded as other advance receipts.  After the completion of title transfer by getting government approval, the Company will receive the remaining balance of the contract price and record the sale of the land user rights.

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

For the six months ended January 31, 2009 and 2008, the Company has recorded $0 income tax expense and the Company has no United States corporate income tax liability as of January 31, 2009.

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

Loan to Officer

Prior to the acquisition by the Company, Harbin SQ forwarded a loan to Shouquan Sun, the Company’s President and CEO.  This loan was not fully repaid at the time of acquisition and $779,751 was outstanding as of January 31, 2009.  Section 402 of the Sarbanese-Oxley Act of 2002 prohibits loans or the extension of credit to officers and directors of a publicly traded company or any of its subsidiaries.  The Company is currently in contravention of these provisions and faces possible regulatory action by the SEC.

The Company’s management believes that the following will mitigate against potential action by the SEC:

•	The loan was provided to Mr. Sun by Harbin SQ prior to its acquisition by the Company;

•	no monies have been forwarded to Mr. Sun since he became an officer and director of the Company;

•	from April 30, 2008 to January 31, 2009 a total of $1,133,506 of the outstanding balance of the loan has been repaid by the Company’s President; and

•
the Company and its President have agreed that the entire outstanding balance of the loan will be repaid as soon as possible. In the revised action plan made in March 2009, the parties agreed that the total outstanding balance will be settled by March 31, 2010.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

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

Overview

China Wind Energy Inc. (the “Company”, “China Wind”, “we”, “our”, “us”) was incorporated in Nevada on May 8, 2006.  Prior to November 20, 2007 we were a shell company with only nominal assets and operations.  On November 20, 2007 we completed a reverse merger transaction with China Wind Energy Ltd., a Hong Kong company (“China Wind HK”). The closing of this reverse merger transaction resulted in:

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

Liquidity and Capital Resources

As of January 31, 2009 we had cash of $319,013, total current assets of $1,344,530, total current liabilities of $9,782,359, and a working capital deficit of $8,437,829.  From our inception on November 27, 2006 to January 31, 2009 we have accumulated a deficit of $1,507,164.  We are dependent on funds raised through equity or debt financing, investing activities, and revenue generated through the sales of our products to fund our operations.  We anticipate that we will incur substantial losses over the next year and our ability to generate any revenues in the next 12 months continues to be uncertain.

As of January 31, 2009 we had total assets of $31,059,844 and total liabilities of $9,782,359.  Our total assets were primarily made up of land usage rights, goodwill, property and equipment.

On November 6, 2007 we entered into a contract with Heilongjiang Nongken Taixin Real Estate Development Ltd., Co. (“Heilongjiang”) to sell our land usage rights in Harbin City, China.  The total price of the contract is approximately $10,090,000.  As of January 31, 2009 we had received $7,677,672 in advance payments from Heilongjiang for this sale.  These advance payments are listed as a liability on our balance sheets since we have only received partial payment for the transfer of the land usage rights to Heilongjiang, and we have not yet completed the transfer.  Because we have not yet completed the transfer, the land usage rights are listed as an intangible asset on our balance sheets.  Once we receive full payment from Heilongjiang for the sale of these land usage rights, we will complete the transfer to Heilongjiang and no longer account for these rights as an asset.

We used net cash of $364,984 in operating activities for the six months ended January 31, 2009, compared to $49,809 during the same period in 2008 and $789,292 from our inception on November 27, 2006 to January 31, 2009.  The large increase in operating expenses for the six months ended January 31, 2009 as compared to the same period in 2008 resulted from an increase in our operations and the acquisition of Harbin SQ, our majority owned subsidiary.

We used net cash of $491,449 in investing activities for the six months ended January 31, 2009, compared to $4,948 during the same period in 2008, and $380,811 from our inception on November 27, 2006 to January 31, 2009.  The cash used in investing activities during the period ended January 31, 2009 was used to purchase property and equipment for our manufacturing facility.

We received net cash of $1,022,032 from financing activities for the six months ended January 31, 2009, compared to $80,000 during the same period in 2008 and $1,216,737 from our inception on November 27, 2006 to January 31, 2009.  The cash received from financing activities during the period ended January 31, 2009 resulted from the proceeds of short term loans.  During the six months ended January 31, 2009 our cash position increased by $238,665.

As of January 31, 2009 Shouquan Sun, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director, owed us $779,751.  This loan was provided to Mr. Sun by Harbin SQ prior to our acquisition of Harbin SQ.  No funds have been forwarded to Mr. Sun since our acquisition of Harbin SQ.  From April 30, 2008 to January 31, 2009, Mr. Sun repaid a total of $1,133,506 on the loan.  We have received $437,525 of that repayment since our acquisition of Harbin SQ. Mr. Sun has promised to repay the outstanding balance as soon as possible and, in any event, no later than March 31, 2010.

Our monthly cash requirement for the six months ended January 31, 2009 was $60,831.  Given our present cash position, we have sufficient cash on hand to fund our operations for approximately the next 5 months.

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

We expect to require approximately $2,175,000 in financing over the next 12 months (beginning April 2009), as follows:

Description	Estimated expenses ($)
Research and development of new technologies	450,000
Marketing	300,000
Salaries	1,000,000
Equipment maintenance	50,000
Development of distribution chain	75,000
Utilities	100,000
Professional fees	120,000
General and administrative expenses	80,000
Total	2,175,000

At present, our cash requirements for the next 12 months outweigh the funds available to maintain or develop our operations.  Of the $2,175,000 that we require for the next 12 months, we had $319,013 in cash as of January 31, 2009.  In order to improve our liquidity, we intend to pursue additional equity financing from private investors or possibly a registered public offering.  We do not currently have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any private placement financings.  If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our research and development activities, as well as our general and administrative expenses, so that we do not exceed the capital resources available to us.

Results of Operations for the Three Months Ended January 31, 2009 and from November 27, 2006 (inception) to January 31, 2009

Revenues

From our inception on November 27, 2006 to January 31, 2009 we generated gross revenues of $148,383 from the sale of combine harvesters manufactured by us.  The cost of selling these combine harvesters was $204,873, which resulted in a negative gross profit of $56,490.  We did not generate any revenues during the quarter ended January 31, 2009 or the same period in 2008.

Expenses

We incurred total operating expenses of $625,228 for the quarter ended January 31, 2009, compared to $70,143 for the same period in 2008 and $1,681,959 from our inception on November 27, 2006 to January 31, 2009.  The large increase in operating expenses for the period ended January 31, 2009 resulted from an increase in our operations and the acquisition of Harbin SQ, our majority owned subsidiary.

We incurred $23,217 in selling expenses, $132,419 in research and development expenses and $121,785 in write downs due to obsolescence of our manufacturing facilities for the quarter ended January 31, 2009.  We did not incur any of these expenses during the same period in 2008 as we had not yet acquired an operating interest in Harbin SQ, our majority owned subsidiary.  From our inception on November 27, 2006 to January 31, 2009 we incurred $49,837 in selling expenses, $392,232 in research and development expenses and $128,713 in write downs due to obsolescence of our manufacturing facilities.

Our general and administrative expenses increased from $70,143 during the quarter ended January 31, 2008 to $347,807 during the period ended January 31, 2009.  Our general and administrative expenses consist of bank charges, travel, meals and entertainment, foreign exchange, office rent and maintenance, salaries, communication (cellular, internet, fax, and telephone), courier and postage costs, and office supplies as well as legal, accounting and auditing fees.  The large increase in general and administrative expenses was due to the increased operations related to our acquisition of Harbin SQ, our majority owned subsidiary.

Net Loss

From our inception on November 27, 2006 to January 31, 2009 we incurred net a loss of $1,507,164.  For the quarter ended January 31, 2009 we incurred a net loss of $486,835, compared to a net loss of $70,474 for the same period in 2008.

Results of Operations for the Six Months Ended January 31, 2009

Revenues

We did not generate any revenues during the six months ended January 31, 2009 or the same period in 2008.

Expenses

We incurred total operating expenses of $1,339,454 for the six months ended January 31, 2009, compared to $94,967 for the same period in 2008.  The large increase in operating expenses for the period ended January 31, 2009 resulted from an increase in our operations and the acquisition of Harbin SQ, our majority owned subsidiary.

We incurred $46,025 in selling expenses, $392,232 in research and development expenses and $232,979 in provision on allowance of obsolescence of our property and equipment for the six months ended January 31, 2009.  We did not incur any of these expenses during the same period in 2008.  Our general and administrative expenses increased from $94,967 during the six months ended January 31, 2008 to $668,191 during the six months ended January 31, 2009.  The large increase in general and administrative expenses was due to the increased operations related to our acquisition of Harbin SQ, our majority owned subsidiary.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, foreign exchange, office rent and maintenance, salaries, communication (cellular, internet, fax, and telephone), courier and postage costs, and office supplies as well as legal, accounting and auditing fees.

Net Loss

For the six months ended January 31, 2009 we incurred a net loss of $1,105,540, compared to a net loss of $95,298 for the same period in 2008.

Research and Development

We incurred $132,419 in research and development expenses for the quarter ended January 31, 2009 and $392,232 for the six months ended January 31, 2009.  These are the only research and development expenses we have incurred since our inception on November 27, 2006.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of January 31, 2009 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Foreign currency translation

Our reporting currency is the U.S. dollar.  Our functional currency is the local currency, the Chinese Renminbi (“RMB”).  Our financial statements are translated into United States dollars in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity.  Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At January 31, 2009, the cumulative translation adjustment of $43,682 was classified as an item of other comprehensive income in the stockholders’ equity section of the balance sheet. For the six months ended January 31, 2009 and 2008, other comprehensive income (loss) was $(687) and $2,391, respectively.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the financial statements were as follows:  As of January 31, 2009, we used the period-end rates of exchange for assets and liabilities of $1 to RMB6.838.  For the six months ended January 31, 2009 and 2008, we used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.8386 and $1 to RMB7.4372, respectively.  We used historical rates for equity.

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

Changes in Internal Controls

During the quarter ended January 31, 2009 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In September 2008 the claims of the plaintiffs were refuted in a judgment of the Court of Bin County, Heilongjiang Province.  Several of the plaintiff’s have now appealed the decision to a higher court, but a date of the hearing has not been set as of March 13, 2009.

Our management is not aware of any other legal proceedings that have been threatened against us or any of our subsidiaries.

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

China Wind Energy Inc.
(Registrant)

/s/ Shouquan Sun
Date: March 13, 2009	Shouquan Sun
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director