Form 10-Q
period 2009-04-30
China Wind Energy Inc.
filed 2009-06-15
CIK 1393109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of  “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☐    Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 15, 2009, the registrant’s outstanding common stock consisted of 51,902,250 shares.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of China Wind Energy Inc. follow.  All currency references in this report are to US dollars unless otherwise noted.

China Wind Energy Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

	April 30, 2009 (Unaudited)	July 31, 2008

Assets
Current Assets
Cash and cash equivalents	$769,301	$80,348
Accounts receivable, net	29,038	28,970
Advances to suppliers (Note 5)	435,445	416,210
Inventories (Note 6)	671,421	563,851
Prepaid Expenses	177,349	182,236
Total Current Assets	2,082,554	1,271,615
Prepayment and deposit (Note 7)	968,431	1,064,710
Due from related parties (Note 8)	852,394	1,020,049
Property and equipment, net (Note 9)	7,974,031	7,225,540
Goodwill	8,110,960	8,110,960
Intangible assets, net (Note 10)	12,008,663	12,166,785
Deferred charges	7,009	6,288
Total Assets	$32,004,042	$30,865,947

Liabilities & Shareholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$670,484	$338,429
Customer deposit	120,891	11,676
Other payables	122,512	116,636
Short term loan-bank (Note 11)	1,465,635	-
Short term loans (Note 12)	874,255	120,582
Due to related parties (Note 13)	73,762	56,363
Wages payable	61,782	26,986
Other advance receipts (Note 14)	7,694,585	7,603,673
Total current liabilities	11,083,906	8,274,345

Minority Interests	2,336,317	2,607,965

Stockholders' Equity
Common stock;
400,000,000 shares authorized
0.0001 par value; 51,902,250 shares issued and outstanding	5,191	5,191
Additional paid-in capital	20,335,701	20,335,701
Subscription receivable	-	-
Accumulated other comprehensive income	46,743	44,369
Accumulated deficit during development stage	(1,803,816)	(401,624)

Total Stockholders' Equity	18,583,819	19,983,637
Total Liabilities & Stockholders' Equity	$32,004,042	$30,865,947

The accompanying notes are an integral part of these financial statements

China Wind Energy Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended April 30, 2009	Three Months Ended April 30, 2008	Nine Months Ended April 30, 2009	Nine Months Ended April 30, 2008	November 27, 2006 (Inception) to April 30, 2009

Revenue	$-	$-	$-	$-	$148,383
Cost of goods sold	-	-	-	-	(204,873)
Gross profit	-	-	-	-	(56,490)

Operating expenses
Selling expenses	19,065	-	65,117	-	68,902
General and administrative	298,640	70,143	966,831	164,472	1,409,817
Research and development	31,492	-	423,724	-	423,724
Provision (Reversal) on allowance of obsolescence	(36,595)	-	196,384	-	92,118
Total operating expenses	312,602	70,143	1,652,056	164,472	1,994,561

Income (loss) from operations	(312, 602)	(70,143)	(1,652,472)	(164,472)	(2,051,051)

Other income (expenses)
Interest income	14	-	315	-	509
Interest expense	(48,509)	-	(102,382)	-	(111,120)
Loss on disposal of assets	(2)	-	(9,263)	-	(9,263)
Gain (Loss) on physical count of inventories	-	(331)	-	(331)	(26,831)
Government grant income	15	-	87,753	-	87,753
Total other income (expenses)	(48,482)	(331)	(23,577)	(331)	(58,952)

Income (Loss) before and income taxes and minority interests	(361,084)	(70,474)	(1,675,633)	(164,803)	(2,110,003)
Income taxes	-	-	-	-	-
Minority taxes	64,433	-	273,442	-	306,188
Net income (loss)	(296,651)	(70,474)	(1,402,191)	(164,803)	(1,803,815)

Other comprehensive income (loss)
Foreign currency translation	3,061	2,186	2,374	4,519	46,743

Comprehensive income (loss)	(293,590)	(68,288)	(1,399,817)	(160,284)	(1,757,072)

Earnings (Loss) Per Share, Basic and Diluted	(0.01)	-	(0.03)	(0.01)

Weighted Average Shares Outstanding, Basic and Diluted	36,900,917	22,863,555	51,902,250	20,871,364

The accompanying notes are an integral part of these financial statements

China Wind Energy Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended April 30, 2009	Nine Months Ended April 30, 2008	November 27, 2006 (Inception) to April 30, 2009

Cash Flows From Operating Activities
Net Loss	$(1,402,192)	$(164,803)	$(1,803,815)
Adjustments to reconcile net income to net cash provided by operating activities
Minority interest	(273,442)	-	(306,188)
Depreciation	62,224	447	76,707
Amortization	160,504	-	211,823
Loss on disposal of assets	9,263	-	9,263
Loss (Gain) on physical count of inventories	-	331	26,831
Provision (Reversal) on allowance of obsolescence	196,384	-	92,118
Common stock issued for services	-	17,850	17,850
Changes in operating assets and liabilities:
Accounts receivable, net	-	-	(426)
Advances to suppliers	(19,235)	-	(72,325)
Inventories	(302,360)	-	(129,771)
Prepaid Expenses	4,887	1,060	6,635
Prepayment and deposit	96,279	19,796	(84,175)
Deferred charges	(721)	-	(721)
Accounts payable and accrued liabilities	332,055	13,023	400,013
Customer deposit	109,215	-	72,513
Other payables	5,876	-	11,112
Wages payable	34,796	-	61,782
Net cash provided by operating activities	(986,467)	(112,296)	(1,410,774)

Cash Flows from Investing Activities
Purchases of property and equipment	(809,028)	(5,265)	(1,283,064)
Proceeds from disposal of assets	7,313	-	7,313
Cash acquired on acquisition	-	173	314,713
Proceeds from repayment of related parties loan	167,655	-	437,616
Net cash used in investing activities	(634,060)	(5,092)	(523,422)

Cash Flows From Financing Activities
Proceeds from short term loans-bank	1,465,635	-	1,465,635
Proceeds from short term loans	753,673	-	798,672
Loan from (repayment to) shareholder	-	26,606	-
Proceeds from related parties	17,399	-	67,104
Proceeds from issuance of common stock	-	100,000	100,001
Net cash provided by (used in) financing activities	2,236,707	126,606	2,431,412

Effect of exchange rate changes on cash	72,773	4,519	272,085
Net increase in cash and cash equivalents	688,953	13,737	769,301

Cash and cash equivalents, beginning of period	80,348	1,278	-
Cash and cash equivalents, end of period	$769,301	$15,015	$769,301
Supplemental disclosure information:
Interest expense paid	$102,382	$-	$111,120
Income taxes paid	$-	$-	$-

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

 As reflected in the accompanying consolidated financial statements, the Company has accumulated a deficit of $1,803,816 at April 30, 2009 that includes a loss of $1,402,191 for the nine months ended April 30, 2009.  The Company also had a working capital deficiency of $9,001,352 as of April 30, 2009.  The Company’s stockholders have funded the losses and cash shortfalls allowing management to develop sales and contingency plans. The Company is also arranging for additional funding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

China Wind Energy Inc. And Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
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

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets:

Machinery and equipment	14 years
Transportation equipment	12 years
Office equipment	10 years

China Wind Energy Inc. And Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

h.	Impairment of Long-Lived Assets

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

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill deemed to have indefinite lives is not amortized, but is tested for impairment annually and at any time when events suggest impairment may have occurred. To assess goodwill for impairment, the Company determines the fair value of its reporting units, which are primarily determined using management’s assumptions about future cash flows based on long-range strategic plans. This approach incorporates many assumptions including future growth rates, discount factors and tax rates. In the event the carrying value of a reporting unit exceeded its fair value, an impairment loss would be recognized to the extent the carrying amount of the reporting unit’s goodwill exceeded its implied fair value. No goodwill impairment was recorded for the nine months ended April 30, 2009 and 2008.

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

China Wind Energy Inc. And Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

o.	Income taxes

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

The reporting currency is the U.S. dollar.  The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). The financial statements of the Company are translated into United States dollars in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At April 30, 2009, the cumulative translation adjustment of $46,743 was classified as an item of other comprehensive income in the stockholders’ equity section of the balance sheet. For the nine months ended April 30, 2009 and 2008, other comprehensive income (loss) was $2,374 and $4,519, respectively.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the financial statements were as follows:  As of April 30, 2009, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.823. For the nine months ended April 30, 2009 and 2008, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.8374 and $1 to RMB7.3205, respectively. The Company used historical rates for equity.

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

The Company accounts for earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic income per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the periods presented. Diluted income per share reflects the potential dilution that could occur if outstanding stock options were exercised utilizing the treasury stock method. The calculation of the weighted average number of shares outstanding and earnings per share are as follows:

	Nine Months Ended	Nine Months Ended
	April 30, 2009	April 30, 2008
Numerator for basic and diluted earnings per share
Net income (loss)	$(1,402,191)	$(164,803)

Denominator for basic earnings per share -
weighted average shares outstanding	51,902,250	20,871,364
Adjustment for dilutive effect	-	-
Denominator for diluted earnings per share-
adjusted weighted average shares outstanding	51,902,250	20,871,364

Earnings (Loss) per common share
Basic	$(0.03)	$(0.01)
Diluted	$(0.03)	$(0.01)

China Wind Energy Inc. And Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

s.	Recently adopted accounting principles

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

In December 2008, the FASB issued FSP SFAS No. 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS 132R-1”) which significantly expands the disclosures required by employers for postretirement plan assets. The FSP requires plan sponsors to provide extensive new disclosures about assets in defined benefit postretirement benefit plans as well as any concentrations of associated risks. In addition, the FSP requires new disclosures similar to those in SFAS No. 157, “Fair Value Measurements”, in terms of the three-level fair value hierarchy. The disclosure requirements are annual and do not apply to interim financial statements and are required by us in disclosures related to the year ended July 31, 2010. We are continuing to assess the potential effects of this pronouncement.

China Wind Energy Inc. And Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

4.	CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of April 30, 2009, a portion of the Company's cash was held by major financial institutions located in the PRC, none of which are insured. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

5.	ADVANCES TO SUPPLIERS

Advances to suppliers are mainly for deposit in advance for purchase of raw materials. The term of the advances is from 30 days to 180 days.

6.	INVENTORIES

Inventories consist of the following:

	April 30,	July 31,
	2009	2008

Raw material	$679,592	$357,696
Work-in-progress	636,930	635,457
Finished goods	114,585	114,320
Others	2,270	20,229
	1,433,377	1,127,702
Less: Allowance for obsolescence	(761,956)	(563,851)

Inventory, net	$671,421	$563,851

7.	PREPAYMENT AND DEPOSIT

Prepayment and deposit are payments made to contractors engaged in construction in progress.  After the Company ensures the fulfillment of the contracts by verifying required quality, the accumulated payment will be transferred to construction in progress in property and equipment.

8.	DUE FROM RELATED PARTIES

Due from related parties consist of the following:

	April 31,	July 31,
Name and Description of Related Parties	2009	2008
Sun, Shouquan - CEO; Stockholder	$661,801	$811,764
Sun, Shouan - Sun, Shouquan's brother; Stockholder	-	18,366
Wang, Guangyu - Stockholder	1,786	1,782
Zhang, Luming - Stockholder	52,943	52,586
Harbin New World Real Estate Co., Ltd. - A company controlled by Sun, Shouquan	135,864	135,551

Total	$852,394	$1,020,049

"Due from related parties" represents loans receivable that are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore are not considered current assets.

The balance owed by the President and CEO, and the real estate company under his control, totaled $797,665 as of April 30, 2009.  The loans were made by Harbin SQ before the acquisition of Harbin SQ by the Company and there has been no material modification or renewal of the loan after the date of acquisition. The Company has changed its related policy and procedures in line with the prohibition on personal loans to executives contained in Section 402 of the Sarbanes-Oxley Act of 2002

Since April 30, 2008 to April 30, 2009, the Company’s President and CEO has repaid $1,115,592 of the original loan ($419,611 since the acquisition of Harbin SQ by the Company).  The Company plans to settle the outstanding balance on this loan as soon as possible. In the revised action plan agreed between Shouquan Sun and the Company in March 2009, the parties agreed that the total outstanding balance will be settled by March 31, 2010.

China Wind Energy Inc. And Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

9.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	April 30, 2009	July 31, 2008

Machinery and equipment	$132,974	$130,357
Transportation equipment	500,498	467,538
Office equipment	487,844	468,051
Construction in progress	7,000,635	6,243,097
	8,121,951	7,309,043
Less: Accumulated depreciation	(147,920)	(83,503)

Property and equipments, net	$7,974,031	$7,225,540

The depreciation was $62,224 and $447 for the nine months ended April 30, 2009 and 2008, respectively. They are broken down as follows:

	Nine Months Ended	Nine Months Ended
	April 30, 2009	April 30, 2008

Cost of sales	$-	$-
Operating expenses	62,224	447

Total	$62,224	$447

10.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	April 30, 2009	July 31, 2008

Land User Rights	$12,321,769	$12,319,806
Less: Accumulated amortization	(313,106)	(153,021)

Intangible assets, net	$12,008,663	$12,166,785

The amortization was $160,504 and $0 for the nine months ended April 30, 2009 and 2008, respectively.

China Wind Energy Inc. And Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

11.	SHORT TERM LOAN- BANK

On February 26, 2009, the Company obtained short term loan facility from China Construction Bank. As of April 30, 2009, the outstanding balance of short term loan-bank was $1,465,635.   The loan was primarily obtained for general working capital, carries an interest rate of 5.841% per annum, and has a maturity date of February 25, 2010.  The Company pledged the land user rights and construction in progress of which the net book value were $2,124,131 and $5,525,205, respectively as of April 30, 2009.

For the nine months ended April 30, 2009, interest expenses for the short term loan-bank was $8,543.

12.	SHORT TERM LOANS

Short term loans were made by individuals to cover the Company’s temporary cash shortages. The short term loans are unsecured and have no fixed terms of repayment. The average interest rate is 14%~20%. Interest expenses for short term loans were $93,839 and $0 for the nine months ended April 30, 2009 and 2008, respectively.

13.	DUE TO RELATED PARTIES

Due to related parties consist of the following:

Name and Description of Related Parties	April 30, 2009	July 31, 2008
Ren, Jian - Prior CEO	$51,656	$51,859
Zhang, Luhui - Stockholder	3,418	4,504
Sun, Shouan - Sun, Shouquan's brother; Stockholder	18,688	-
Total	$73,762	$56,363

"Due to related parties" represents loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, and are therefore, deemed payable on demand.

14.	OTHER ADVANCE RECEIPTS

On November 6, 2007, the Company signed a contract with Heilongjiang Nongkentaixing Real Estate Development Co. Ltd to sell the Company’s land user rights in Harbin City. The total contract price is approximately $10,090,000. On April 30, 2009 the cost of the land user rights to the Company was $599,905. The Company is obligated to clear the original buildings on the land before transfer of the land user rights can be completed.

As of April 30, 2009, the Company had received net proceeds of $7,694,585 from this sale. Since the legal process for title transfer has not been completed, the proceeds were recorded as other advance receipts.  After the completion of title transfer by getting government approval, the Company will receive the remaining balance of the contract price and record the sale of the land user rights.

China Wind Energy Inc. And Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

15.	CHINA CONTRIBUTION PLAN

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

16.	STATUTORY RESERVES

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

17.	INCOME TAX

The Company is subject to taxes in the United States at 34% and certain subsidiaries are subject to taxes in the People’s Republic of China at 25%.

For the nine months ended April 30, 2009 and 2008, the Company has recorded $0 income tax expense and the Company has no United States corporate income tax liability as of April 30, 2009.

18.	SEGMENT INFORMATION

The Company operates in one industry segment – research, development, manufacturing, marketing and sales of harvesters and blades for wind turbines.  Substantially all of the Company’s identifiable assets and operations for all periods presented were located in the PRC.

19.	CONTINGENCIES, RISKS AND UNCERTAINTIES

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

On May 25, 2009, some plaintiffs appealed to the Court of Harbin City. The Company is defending the lawsuit vigorously.

China Wind Energy Inc. And Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

19.	CONTINGENCIES, RISKS AND UNCERTAINTIES (continued)

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

Loan to Officer

Prior to the acquisition by the Company, Harbin SQ forwarded a loan to Shouquan Sun, the Company’s President and CEO.  This loan was not fully repaid at the time of acquisition and $797,665 was outstanding as of April 30, 2009.  Section 402 of the Sarbanese-Oxley Act of 2002 prohibits loans or the extension of credit to officers and directors of a publicly traded company or any of its subsidiaries.  The Company is currently in contravention of these provisions and faces possible regulatory action by the SEC.

The Company’s management believes that the following will mitigate against potential action by the SEC:

•	The loan was provided to Mr. Sun by Harbin SQ prior to its acquisition by the Company;

•	except for use in operations, no monies have been forwarded to Mr. Sun since he became an officer and director of the Company;

•	from April 30, 2008 to April 30, 2009 a total of $1,115,592 of the outstanding balance of the loan has been repaid by the Company’s President; and

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

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs and the risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

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

Liquidity and Capital Resources

As of April 30, 2009 we had cash of $769,301, total current assets of $2,082,554, total current liabilities of $11,083,906, and a working capital deficit of $9,001,352.  From our inception on November 27, 2006 to April 30, 2009 we accumulated a deficit of $1,803,816.  We are dependent on funds raised through equity or debt financing, investing activities, and revenue generated through the sales of our products to fund our operations.  We anticipate that we will incur substantial losses over the next year and our ability to generate any revenues in the next 12 months continues to be uncertain.

As of April 30, 2009 we had total assets of $32,004,042 and total liabilities of $11,083,906.  Our total assets were primarily made up of land usage rights, goodwill, property and equipment.

On November 6, 2007 we entered into a contract with Heilongjiang Nongken Taixin Real Estate Development Ltd., Co. (“Heilongjiang”) to sell our land usage rights in Harbin City, China.  The total price of the contract is approximately $10,090,000.  As of April 30, 2009 we had received $7,694,585 in advance payments from Heilongjiang for this sale.  These advance payments are listed as a liability on our balance sheets since we have only received partial payment for the transfer of the land usage rights to Heilongjiang, and we have not yet completed the transfer.  Because we have not yet completed the transfer, the land usage rights are listed as an intangible asset on our balance sheets.  Once we receive full payment from Heilongjiang for the sale of these land usage rights, we will complete the transfer to Heilongjiang and no longer account for these rights as an asset.

We used net cash of $986,467 in operating activities for the nine months ended April 30, 2009, compared to $112,296 during the same period in 2008 and $1,410,774 from our inception on November 27, 2006 to April 30, 2009.  The large increase in operating expenses for the nine months ended April 30, 2009 as compared to the same period in 2008 resulted from an increase in our operations and the acquisition of Harbin SQ, our majority owned subsidiary.

We used net cash of $634,060 in investing activities for the nine months ended April 30, 2009, compared to $5,092 during the same period in 2008, and $523,422 from our inception on November 27, 2006 to April 30, 2009.  The cash used in investing activities during the period ended April 30, 2009 was used to purchase property and equipment for our manufacturing facility.

We received net cash of $2,236,707 from financing activities for the nine months ended April 30, 2009, compared to $126,606 during the same period in 2008 and $2,431,412 from our inception on November 27, 2006 to April 30, 2009.  The cash received from financing activities during the period ended April 30, 2009 resulted from the proceeds of short term loans from a local bank as well as individual lenders.  During the nine months ended April 30, 2009 our cash position increased by $688,953.

On February 26, 2009, we obtained a short term loan facility from China Construction Bank. As of April 30, 2009, the outstanding balance of short term loan-bank was $1,465,635.   The loan was primarily obtained for general working capital, carries an interest rate of 5.841% per annum, and has a maturity date of February 25, 2010.  We pledged our land user rights and construction in progress of which the net book values were $2,124,131 and $5,525,205, respectively as of April 30, 2009.

For the nine months ended April 30, 2009, interest expenses for the short term loan from the China Construction Bank was $8,543.

As of April 30, 2009 Shouquan Sun, our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and sole director, owed us $797,665.  This loan was provided to Mr. Sun by Harbin SQ prior to our acquisition of Harbin SQ.  No funds have been forwarded to Mr. Sun since our acquisition of Harbin SQ.  From April 30, 2008 to April 30, 2009, Mr. Sun repaid a total of $1,115,592 on the loan.  We have received $419,611 of that repayment since our acquisition of Harbin SQ. Mr. Sun has promised to repay the outstanding balance as soon as possible and, in any event, no later than March 31, 2010.

Our monthly cash requirement for the nine months ended April 30, 2009 was $109,607.  Given our present cash position, we have sufficient cash on hand to fund our operations for approximately the next 7 months.

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

We expect to require approximately $2,175,000 in financing to carry out our business plan over the next 12 months (beginning July 2009), as follows:

Description	Estimated expenses ($)
Research and development of new technologies	450,000
Marketing	300,000
Salaries	1,000,000
Equipment maintenance	50,000
Development of distribution chain	75,000
Utilities	100,000
Professional fees	120,000
General and administrative expenses	80,000
Total	2,175,000

At present, our cash requirements for the next 12 months outweigh the funds available to maintain or develop our operations.  Of the $2,175,000 that we require for the next 12 months, we had $769,301 in cash as of April 30, 2009.  In order to improve our liquidity, we intend to pursue additional equity financing from private investors or possibly a registered public offering.  We do not currently have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any private placement financings.  If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our research and development activities, as well as our general and administrative expenses, so that we do not exceed the capital resources available to us.

Results of Operations for the Three Months Ended April 30, 2009 and from November 27, 2006 (inception) to April 30, 2009

Revenues

From our inception on November 27, 2006 to April 30, 2009 we generated gross revenues of $148,383 from the sale of combine harvesters manufactured by us.  The cost of selling these combine harvesters was $204,873, which resulted in a negative gross profit of $56,490.  We did not generate any revenues during the three months ended April 30, 2009 or the same period in 2008.

Expenses

We incurred total operating expenses of $312,602 for the quarter ended April 30, 2009, compared to $70,143 for the same period in 2008 and $1,994,561 from our inception on November 27, 2006 to April 30, 2009.  The large increase in operating expenses for the period ended April 30, 2009 resulted from an increase in our operations and the acquisition of Harbin SQ, our majority owned subsidiary.

We incurred $19,065 in selling expenses, $31,492 in research and development expenses and $298,640 in general and administrative expenses for the quarter ended April 30, 2009.  We did not incur any of these expenses during the same period in 2008 except for $70,143 in general and administrative expenses, as we had not yet acquired an operating interest in Harbin SQ, our majority owned subsidiary.  From our inception on November 27, 2006 to April 30, 2009 we incurred $68,902 in selling expenses, $423,724 in research and development expenses, $1,409,817 in general and administrative expenses and $92,118 in write downs due to obsolescence of our inventories.

Our general and administrative expenses increased from $70,143 during the quarter ended April 30, 2008 to $298,640 during the period ended April 30, 2009.  Our general and administrative expenses consist of bank charges, travel, meals and entertainment, foreign exchange, office rent and maintenance, salaries, communication (cellular, internet, fax, and telephone), courier and postage costs, and office supplies as well as legal, accounting and auditing fees.  The large increase in general and administrative expenses was due to the increased operations related to our acquisition of Harbin SQ, our majority owned subsidiary.

Net Loss

From our inception on November 27, 2006 to April 30, 2009 we incurred net a loss of $1,803,815.  For the quarter ended April 30, 2009 we incurred a net loss of $296,651, compared to a net loss of $70,474 for the same period in 2008.

Results of Operations for the Nine Months Ended April 30, 2009

Revenues

We did not generate any revenues during the nine months ended April 30, 2009 or the same period in 2008.

Expenses

We incurred total operating expenses of $1,652,056 for the nine months ended April 30, 2009, compared to $164,472 for the same period in 2008.  The large increase in operating expenses for the period ended April 30, 2009 resulted from an increase in our operations and the acquisition of Harbin SQ, our majority owned subsidiary.

We incurred $65,117 in selling expenses, $423,724 in research and development expenses and $196,384 in provision on allowance of obsolescence of our property and equipment for the nine months ended April 30, 2009.  We did not incur any of these expenses during the same period in 2008.  Our general and administrative expenses increased from $164,472 during the nine months ended April 30, 2008 to $966,831 during the nine months ended April 30, 2009.  The large increase in general and administrative expenses was due to the increased operations related to the acquisition of Harbin SQ, our majority owned subsidiary.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, foreign exchange, office rent and maintenance, salaries, communication (cellular, internet, fax, and telephone), courier and postage costs, and office supplies as well as legal, accounting and auditing fees.

Net Loss

For the nine months ended April 30, 2009 we incurred a net loss of $1,402,191, compared to a net loss of $164,803 for the same period in 2008.

Research and Development

We incurred $31,492 in research and development expenses for the quarter ended April 30, 2009 and $423,724 for the nine months ended April 30, 2009.  These are the only research and development expenses we have incurred since our inception on November 27, 2006. We anticipate spending another $450,000 on research and development over the next 12 months.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of April 30, 2009 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Impairment of Long-Lived Assets

We account for impairment of plant and equipment and amortizable intangible assets in accordance with Statement of Financial Accounts Standards No. 144, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires us to evaluate a long-lived asset for recoverability when there is event or circumstance that indicates the carrying value of the asset may not be recoverable.  An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when the carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

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

Use of Estimates

In preparing these financial statements, our management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the year reported. Actual results may differ from these estimates.

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

Changes in Internal Controls

During the quarter ended April 30, 2009 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In September 2008 the claims of the plaintiffs were refuted in a judgment of the Court of Bin County, Heilongjiang Province.  On May 25, 2009, several of the plaintiffs appealed the decision to a higher court, but a date for the hearing has not been set.

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

China Wind Energy Inc.
(Registrant)

/s/ Shouquan Sun
Date: June 15, 2009	Shouquan Sun
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director