Form 10-K
period 2009-07-31
China Wind Energy Inc.
filed 2009-10-29
CIK 1393109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended July 31, 2009

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________.

Commission file number 000-53480

CHINA WIND ENERGY INC.
(Exact name of registrant as specified in its charter)

Nevada	None
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

No.2 Haibin Road, Binxi Developing Area Heilongjiang Province, China	+86 451 56150071
(Address of principal executive offices) (ZIP Code)	(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) No ☑

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant (computed by reference to the closing price of $0.41 per share as of the last business day of the second fiscal quarter): $16,559,299

Number of common shares outstanding at October 29, 2009:  51,902,250

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

Overview and Recent Business Developments

We were incorporated in Nevada on May 8, 2006.  Prior to November 20, 2007 we were a shell company with nominal assets and operations.  On November 20, 2007 we completed a reverse merger transaction with China Wind Energy Ltd., a Hong Kong company (“China Wind HK”). The closing of this reverse takeover transaction resulted in the acquisition of China Wind HK, and its wholly owned subsidiary XingYe Wind Energy Technology Limited (“XingYe”),  becoming our wholly owned subsidiary.  Xing Ye was in the business of providing management, consulting and administrative services to Harbin SQ Wind Power Ltd. (“Harbin SQ”), a manufacturer of wind turbines in China.

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

e)	the termination of an agreement for the provision of management, consulting and administrative services by XingYe, our subsidiary, to Harbin SQ; and

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

Organizational Structure

Our current organizational structure is summarized by the illustration below:

Sales of Blades

We have currently generated revenue only from the sale of combine harvesters which we were previously in the business of manufacturing.  We anticipate that we will begin producing and selling our wind turbine product shortly and we anticipate that we will generate revenues from sales of our wind turbine blades to customers who install turbines and other equipment in wind farms.

Factors that may affect sales volumes for our wind turbine blades include:
•	world gross domestic product growth;
•	the availability of alternative sources of energy; and
•	the growth in demand for wind powered energy.

Factors that may affect the prices for our wind turbine blades include:
•	world economic environment;
•	industry operating rate, which is based on the supply and demand; and
•	relative strength of the Chinese currency.

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

Competitive Advantages and Strategy

We believe that our unique technology, price points, relationships, infrastructure, proven quality control standards, and reputation represent substantial competitive advantages.  We are currently able to maintain lower costs of manufacturing than competitors based in the United States and Europe.  Furthermore, our competitive advantage in China is protected by our significant knowledge of government regulations, business practices, strong relationships, and patent protection.

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

Customers

For the year ending July 31, 2009, we generated revenues of $82,308. These revenues resulted from the sales of combine harvesters as our wind turbine products are not yet ready for sale.  We plan to distribute our products to various customers including private companies as well as government backed entities.  As of October 29, 2009 we have not sold any of our wind turbines.

A significant percentage of our revenues for the year ending July 31, 2009 came from a small number of customers and we anticipate this will continue as we begin to produce and sell our wind turbine products due to the cost and nature of the product.

Employees

As of October 29, 2009 we had 140 employees all employed full time, one of which is Shouquan Sun, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and director. Mr. Sun provides us with services in the areas of management, administration and business development. We also engage consultants in the areas of business development consulting, legal and accounting.

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

Business License

We, and all of our subsidiaries, have been issued business licenses with the appropriate municipal and provincial governments which specifically authorize the companies to operate their respective businesses. All of these business licenses, which are subject to annual review by the issuing agencies, are current as of the date of this report.

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

Reports to Security Holders

We intend to furnish our shareholders annual reports containing financial statements audited by our independent auditors and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year.

The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

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

In September 2008 the claims of the plaintiffs were refuted in a judgment of the Court of Bin County, Heilongjiang Province.  On May 25, 2009, 48 individual plaintiffs appealed the decision to a higher court.  The appeal of 13 plaintiffs has been rejected by the court and the remaining 35 have yet to have their hearing.

We know of no other material, active or pending legal proceedings against us, our subsidiaries or our property, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

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

The following table shows the high and low prices of our common shares on the OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
May 1, 2009 – July 31, 2009	$0.91	$0.51
February 1, 2009 – April 30, 2009	$0.91	$0.52
November 1, 2008 – January 31, 2009	$0.55	$0.41
August 1, 2008 – October 31, 2008	$1.30	$0.51
May 1, 2008 – July 31, 2008	$1.60	$0.90
February 1, 2008 – April 30, 2008	$1.75	$1.15
November 1, 2007 – January 31, 2008	$1.25	$0.85
August 2, 2007 – October 31, 2007	$0.08	$0.05

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future.

Holders

As of October 29, 2009, there were 3,488 holders of record of our common stock.

Dividends

Holders of our common stock are entitled to dividends if declared by the Board of Directors out of funds legally available therefore. As of October 29, 2009 no cash dividends have been declared.

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

Equity Compensation Plans

As of October 29, 2009, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

We have not made any previously unreported sales from August 1, 2008 to July 31, 2009.

Recent Purchases of Equity Securities by us and our Affiliated Purchases

We have not repurchased any of our common stock and have no publicly announced repurchase plans or programs as of October 29, 2009.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management's Discussion and Analysis or Plan of Operation

We are a development stage company with limited operations and revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional financing to fund our operations. Our only source of cash at this time is investments by others in our company.

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

Liquidity and Capital Resources

As of July 31, 2009 we had cash of $65,233, total current assets of $1,730,951, total current liabilities of $4,365,158 and a working capital deficit of $2,634,207 compared to a working capital deficit of $7,002,730 as of July 31, 2008.  The decrease in working capital deficit was due to an increase in accounts receivable associated with the transfer of our land use rights in Harbin City, together with a decrease in liabilities due to the elimination of $7,603,673 in advance receipts associated with the transfer of our land use rights in Harbin City.  The decrease in liabilities due to the elimination of advance receipts was partially balanced out by an increase of $1,623,646 in accounts payable and accrued liabilities as well as an increase of $1,914,959 in short term loans.

On November 6, 2007, we signed a contract with Heilongjiang Nongkentaixing Real Estate Development Co. Ltd to sell our land use rights in Harbin City. The total contract price is approximately $10,308,827. We were obligated to clear the original buildings on the land before the transfer of the land use rights can be completed. As of July 31, 2008, we had completed the clearance of the original buildings on the land and all costs related to the clearance of the buildings had been incurred. As of July 31, 2008, we had received net proceeds of $7,603,673 from this sale. Since the legal process for title transfer has not been completed, the proceeds were recorded as other advance receipts.

In October 2008, the title transfer was approved by the government and by July 31, 2009, we had received net proceeds of $7,694,925. The remaining proceeds net of sales tax for the amount of $882,351 was included as accounts receivable at July 31, 2009. Loss on the disposal of land use rights for the amount of $1.7 million was recognized for the year ended July 31, 2009.

Since November 27, 2006 (inception) to July 31, 2009, our accumulated deficit was $4,478,842. We are dependent on the funds raised through our equity or debt financing, investing activities, and revenue generated through the sales of our products to fund our operations.  We anticipate that we will incur substantial losses over the next year and our ability to generate any revenues in the next 12 months continues to be uncertain.

As of July 31, 2009 we had total assets of $22,002,466 compared to $30,865,947 as of July 31, 2008.  The decrease in total assets was due to a decrease in intangible assets upon the sale of our land use rights in Harbin City.   Our total liabilities decreased from $8,274,345 as of July 31, 2008 to $4,365,158 as of July 31, 2009 due to a decrease in advance receipts associated with the Harbin City land use rights.  Once these were fully transferred, the asset and associated liability were removed from our balance sheet.  Our total assets as of July 31, 2009 were primarily made up of property, equipment and goodwill.

We used net cash of $1,642,454 in operating activities for the year ended July 31, 2009, $403,041 for the year ended July 31, 2008 and $2,066,762 from inception to July 31, 2009.   The large increase in cash used in operating activities for the year ended July 31, 2009 is attributed to an increase in operations in preparation for the production and sale of our wind turbine products.

We used net cash of $303,599 in investing activities for the year ended July 31, 2009 including $799,738 in purchases of property and equipment and $398,558 in cash paid for construction, offset by $723,541 collection of loans made to related parties.  This compares to $110,638 provided by investing activities for the year ended July 31, 2008, comprised primarily of purchases of property and equipment offset by the cash acquired on acquisition and collection of loans made to related parties.

We received net cash of $1,934,109 from financing activities for the year ended July 31, 2009, including $19,614 as proceeds from related party loans and $2,462,936 from other short term loans.  We also repaid $548,441 towards short term loans during the year ended July 31, 2009.  During the year ended July 31, 2008 we received $172,040 from financing activities, including $100,000 from the issuance of our common stock and $44,999 from short term loans.  From our inception to July 31, 2009 we received a total of $2,128,814 from investing activities.

Our cash position decreased by $15,115 during the year ended July 31, 2009 compared to an increase of $79,070 during the year ended July 31, 2008.  This is due in part to a decrease of $3,171 in cash due to the effect of exchange rates during the year ended July 31, 2009 compared to an increase of $199,433 during the year ended July 31, 2008.

During the year ended July 31, 2009 we secured short term loans from an institutions and individuals to meet our ongoing cash requirements.  Below is a table of these loans at July 31, 2009 and 2008.

	July 31,
	2009	2008
12-month Bank Loan bearing interest at 5.841% per annum
and maturing in February 2010	$1,465,700	$-
Loans from individuals	645,805	196,546
Total short term loans	$2,111,505	$196,546

Not all of the loans from individuals are interest-bearing. For interest bearing loans, the interest rate is ranging from 14% to 40% per annum. Interest expenses for short term loans were $239,141 for the year ended July 31, 2009 and $8,738 for the year ended July 31, 2008.

Our subsidiary, Harbin SQ provided a loan to Shouquan. Sun, our President, prior to us acquiring it.  No monies have been loaned to Mr. Sun since our acquisition of Harbin SQ.  As of July 31, 2009, Mr. Sun owed us $297,097.  From April 30, 2008 to July 31, 2009, Mr. Sun has repaid a total of $1,616,859 on the original loan.  We hope to have the remaining funds settled with Mr. Sun in the near future.

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

Our approximate monthly cash requirement during the year ended July 31, 2009 was $51,031 compared to $33,587 during the year ended July 31, 2008.  At the moment, we do not have sufficient cash to cover our expenses for even one month.  Additionally, we expect to require approximately $2,635,161 in financing to fund our business operations over the next 12 months (beginning November 2009), as follows:

Description	Estimated expenses $
Research and development of wind turbines	732,064
Marketing	117,130
Salaries	585,652
Equipment maintenance	29,283
Development of distribution chain	146,413
Utilities	219,619
Professional Fees	220,000
General and administrative expenses	585,000
Total	2,635,161

At present, our cash requirements for the next 12 months outweigh the funds available to maintain or develop our operations. Of the $2,635,161 that we require for the next 12 months, we had $65,233 in cash as of July 31, 2009.  In order to improve our liquidity, we intend to pursue additional equity financing from private investors or possibly a registered public offering. We currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Results of Operations

Revenues

Since our inception to July 31, 2009 we have generated gross revenues of $230,691 from the sale of combine harvesters manufactured by us.  We generated $82,308 during the year ended July 31, 2009 and $148,383 during the year ended July 31, 2008.  Our cost of goods sold was $631,507 for the year ended July 31, 2009 and $127,438 for the year ended July 31, 2008.  Cost of goods is calculated as the difference in inventory at the beginning of the year compared to the end of the year.  The reason that the cost of goods was so high was due to much of our combine harvester inventory being marked down on obsolescence as of July 31, 2009 due to a change in manufacturing focus from combine harvesters to wind turbines.

Expenses

For the year ended July 31, 2009, we have total operating expenses of $4,334,680, including $101,351 in selling expenses, $2,581,395 in general and administrative and $1,651,934 in loss of disposal of assets.   By comparison, for the year ended July 31, 2008, we had total operating expenses of $408,954 which were made up of $405,169 in general and administrative costs and $3,785 in selling expenses.  For the period from inception to July 31, 2009 our total operating expenses were $4,781,451.

The main reason for the increase in expenses is due to the significant increase in the activity of the company due to the acquisition of Harbin SQ and the preparation for production and sales of our wind turbine product.

Net Loss

Since our inception on November 27, 2006 to July 31, 2009, we incurred net a loss of $4,478,842. For the year ended July 31, 2009, we incurred net loss of $4,077,218 compared to $363,807 for the year ended July 31, 2008. Our net loss per share was $0.08 for the year ended July 31, 2009 and $0.01 for the year ended July 31, 2008.

Our net loss for the year ended July 31, 2009 was the result of limited revenue of $82,308 counted against $631,507 in cost of goods sold, $101,351 in selling expenses, $2,581,395 in general and administrative expenses and $1,651,934 in loss on disposal of assets.  Comparatively, during the year ended July 31, 2008 we generated revenues of $148,383 against $127, 438 in cost of goods sold, $3,785 in selling expenses and $405,169 in general and administrative expenses.  The increases in general and administrative expenses as well as the cost of goods sold and selling expenses was due to the change of focus from the sale of combine harvesters to wind turbines.

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

Basis of Presentation and Use of Estimates

The consolidated financial statements include our accounts and our majority-owned subsidiaries after the elimination of intercompany accounts and transactions. Our fiscal year ends on July 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates. We regularly evaluate estimates and assumptions related to obsolete inventory, useful life and recoverability of long lived assets, and goodwill. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Property and Equipment

Property and equipment are initially recorded at cost.  Gains or losses on disposals are reflected as gain or loss in the period of disposal.  The cost of improvements that extend the life of plant and equipment are capitalized.  These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repairs and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets:

Buildings	20 years
Machinery and equipment	14 years
Transportation equipment	12 years
Office equipment	10 years

Goodwill

We periodically review the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”) requires that goodwill and certain intangible assets be assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of a reporting unit are determined using various valuation techniques with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on our budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. Our evaluation of goodwill completed during the year ended July 31, 2009 and 2008 resulted in no impairment losses.

Item 7A. Qualitative Disclosures about Market Risk

Not Applicable.

Item 8.  Financial Statements and Supplementary Data
CHINA WIND ENERGY INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

INDEX

PAGE          F-1~2        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

PAGE          F-3            CONSOLIDATED BALANCE SHEETS

PAGE          F-4            CONSOLIDATED STATEMENTS OF OPERATIONS

PAGE          F-5            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

PAGE          F-6            CONSOLIDATED STATEMENTS OF CASH FLOWS

PAGE          F-7~20       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
China Wind Energy Inc. and Subsidiaries
(A development stage company)

We have audited the accompanying consolidated balance sheet of China Wind Energy Inc. and subsidiaries as of July 31, 2009 and the related consolidated statement of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended July 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The statements of operations, changes in stockholders’ equity (deficit) and cash flows from November 27, 2006 (date of inception) to July 31, 2007 were audited by other auditors whose report dated August 31, 2007 expressed an unqualified opinion, with an explanatory paragraph discussing the Company’s ability to continue as a going-concern. In addition, the statements of operations, changes in stockholders’ equity (deficit) and cash flows from August 1, 2007 to July 31, 2008 were audited by other auditors whose report dated October 9, 2008 expressed an unqualified opinion, with an explanatory paragraph discussing the Company’s ability to continue as a going-concern. Our opinion on the statements of operations, changes in stockholders’ equity (deficit) and cash flows from inception to July 31, 2009, insofar as it relates to amounts for prior periods through July 31, 2008, is solely based on the reports of other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Wind Energy Inc. and subsidiaries at July 31, 2009 and the consolidated results of its operations and its cash flows for the year ended July 31, 2009, and for the period from November 27, 2006 (date of inception) to July 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred accumulated deficits of $4,478,842 as of July 31, 2009 that include losses of $4,077,218 for the year ended July 31, 2009. The Company also had a working capital deficiency of $2,634,207 as of July 31, 2009. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, PC
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas
October 29, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
China Wind Energy Inc. and Subsidiaries
(A development stage company)

We have audited the accompanying consolidated balance sheets of China Wind Energy Inc. and subsidiaries as of July 31, 2008 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended July 31, 2008, and for the period from November 27, 2006 (date of inception) to July 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company’s financial statements for the period from November 27, 2006 (date of inception) to July 31, 2007 were audited by other auditors who expressed an unqualified opinion, with an explanatory paragraph discussing the Company’s ability to continue as a going-concern in their report dated on August 31, 2007.  The other auditors’ report has been furnished to us, and our opinion, insofar as it relates to amounts included for such prior period, is based solely on the report of such other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Wind Energy Inc. and subsidiaries at July 31, 2008 and the consolidated results of its operations and its cash flows for the year ended July 31, 2008, and for the period from November 27, 2006 (date of inception) to July 31, 2008 in conformity with accounting principles generally accepted in the in the United States of America.

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

/s/ Yichien Yeh, CPA
Yichien Yeh, CPA
Rego Park, New York
October 9, 2008

China Wind Energy Inc. And Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

	July 31, 2009	July 31, 2008
Assets
Current Assets
Cash and cash equivalents	$65,233	$80,348
Accounts receivable, net of allowance for doubtful account of $- and $-, respectively	891,776	28,970
Inventories, net of allowance for obsolescence of $1,021,028 and $563,851, respectively	648,043	563,851
Prepaid expenses	125,899	598,446
Total current assets	1,730,951	1,271,615
Prepayment and deposit	10,945	1,064,710
Due from related parties	298,884	1,020,049
Property and equipment, net of accumulated depreciation of $549,659 and $83,503, respectively	9,214,594	982,443
Construction in progress	797,016	6,243,097
Goodwill	8,110,960	8,110,960
Intangible assets, net of accumulated amortization of $66,902 and $51,319, respectively	1,839,116	12,173,073
Total Assets	$22,002,466	$30,865,947

Liabilities & Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$1,962,075	$338,429
Customer deposit	131,333	11,676
Other payables	18,056	40,672
Short term loans	2,111,505	196,546
Due to related parties	76,108	56,363
Wages payable	66,081	26,986
Other advance receipts	-	7,603,673
Total current liabilities	4,365,158	8,274,345

Minority Interests	1,724,957	2,607,965

Stockholders' Equity
Common stock; 400,000,000 shares authorized; 0.0001 par value; 51,902,250 shares issued and outstanding, respectively	5,191	5,191
Additional paid-in capital	20,335,701	20,335,701
Accumulated other comprehensive income	50,301	44,369
Accumulated deficit during development stage	(4,478,842)	(401,624)
Total Stockholders' Equity	15,912,351	19,983,637
Total Liabilities & Stockholders' Equity	$22,002,466	$30,865,947

The accompanying notes are an integral part of these financial statements.

China Wind Energy Inc. And Subsidiaries (A Development Stage Company) Consolidated Statements of Operations
	Year Ended July 31, 2009	Year Ended July 31, 2008	Nov. 27, 2006 (Inception) to July 31, 2009
Revenue	$82,308	$148,383	$230,691
Cost of Goods Sold	(631,507)	(127,438)	(758,945)
Gross Profit (Loss)	(549,199)	20,945	(528,254)
Operating Expenses
Selling Expenses	101,351	3,785	105,136
General and administrative	2,581,395	405,169	3,024,381
Loss on disposal of assets	1,651,934	-	1,651,934
Total operating expenses	4,334,680	408,954	4,781,451
Loss from operations	(4,883,879)	(388,009)	(5,309,705)
Other income (expenses)
Interest income	806	194	1,000
Interest expense	(239,141)	(8,738)	(247,879)
Government subsidy income	161,205	-	161,205
Total other income (expenses)	(77,130)	(8,544)	(85,674)

Loss before income taxes and minority interests	(4,961,009)	(396,553)	(5,395,379)
Income taxes	-	-	-
Minority interests	883,791	32,746	916,537
Net Loss	(4,077,218)	(363,807)	(4,478,842)
Other Comprehensive Income
Foreign currency translation	5,932	44,489	50,301
Comprehensive loss	$(4,071,286)	$(319,318)	$(4,428,541)

Net Loss Per Share, Basic and Diluted	$(0.08)	$(0.01)
Weighted Average Shares Outstanding, Basic and Diluted	51,902,250	27,606,000

The accompanying notes are an integral part of these financial statements.

China Wind Energy Inc. And Subsidiaries
(A Development Stage Company)
 Consolidated Statements of Changes in Stockholders' Equity (Deficit)
 For the period from November 27, 2006 (Date of Inception) to July 31, 2009

	Common Stock		Additional Paid-in Capital	Stock Subscriptions Receivable	Accumulated Other Comprehensive Income	Accumulated Deficit During the Development Stage	Total Stockholders' Equity
	Shares	Amt
Balance at November 27, 2006 (Date of Inception)	-	$-	$-	$-	$-	$-	$-
Issuance of common stock for cash	1	1	100,000	(100,000)	-	-	1
Foreign Currency Translation	-	-	-	-	(120)	-	(120)
Net loss for the period	-	-	-	-	-	(37,817)	(37,817)
Balance at July 31, 2007	1	1	100,000	(100,000)	(120)	(37,817)	(37,936)
Proceeds from issuance of common stock	-	-	-	100,000	-	-	100,000
Adjustment to number of shares of common stock issued and outstanding as a result of reverse merger take over of China Wind Energy Ltd.
Recapitalization related to reverse merger	36,887,249	3,688	(3,688)	-	-	-	-
Net assets acquired in reverse merger	-	-	3,041	-	-	-	3,041
Issuance of common shares for services	15,000	2	17,848	-	-	-	17,850
Issuance of common shares for acquisition	15,000,000	1,500	20,218,500	-	-	-	20,220,000
Foreign Currency Translation	-	-	-	-	44,489	-	44,489
Net loss for the period	-	-	-	-	-	(363,807)	(363,807)
Balance at July 31, 2008	51,902,250	5,191	20,335,701	-	44,369	(401,624)	19,983,637
Foreign Currency Translation	-	-	-	-	5,932	-	5,932
Net loss for the period	-	-	-	-	-	(4,077,218)	(4,077,218)
Balance at July 31, 2009	51,902,250	$5,191	$20,335,701	-	50,301	$(4,478,842)	$15,912,351

The accompanying notes are an integral part of these financial statements.

China Wind Energy Inc. And Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
	Year Ended July 31, 2009	Year Ended July 31, 2008	Nov. 27, 2006 (Inception) to July 31, 2009
Cash Flows From Operating Activities
Net Loss	$(4,077,218)	$(363,807)	$(4,478,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interests	(883,791)	(32,746)	(916,537)
Depreciation	475,342	14,483	489,825
Amortization	48,334	51,319	99,653
Loss on disposal of assets	1,651,934	-	1,651,934
Loss(Gain) on physical count of inventories	-	26,831	26,831
Provision(Reversal) on allowance of obsolescence	-	(104,266)	(104,266)
Common stock issued for services	-	17,850	17,850
Changes in operating assets and liabilities:
Accounts receivable, net	19,614	(426)	19,188
Prepaid expenses	317,646	(51,342)	266,304
Inventories	(204,767)	172,589	(32,178)
Prepayment and deposit	738,204	(160,658)	557,750
Accounts payable and accrued liabilities	136,300	31,612	204,258
Customer deposit	119,629	(36,702)	82,927
Other payables	(22,713)	5,236	(17,477)
Wages payable	39,032	26,986	66,018
Net cash used in operating activities	(1,642,454)	(403,041)	(2,066,762)
Cash Flows From Investing Activities
Purchases of property and equipment	(799,738)	(474,036)	(1,273,774)
Cash paid for construction in progress	(398,558)	-	(398,558)
Proceeds from sale of land use right	73,285	-	73,285
Proceeds from sale of fixed assets	99,278	-	99,278
Cash paid to acquire intangibles	(1,407)	-	(1,407)
Collection of loans made to related parties	723,541	269,961	993,502
Cash acquired on acquisition	-	314,713	314,713
Net cash provided by (used in) investing activities	(303,599)	110,638	(192,961)
Cash Flows From Financing Activities
Proceeds from related party loans	19,614	27,041	69,319
Proceeds from short term loans	2,462,936	44,999	2,507,935
Repayment of short term loans	(548,441)	-	(548,441)
Proceeds from issuance of common stock	-	100,000	100,001
Net cash provided by financing activities	1,934,109	172,040	2,128,814
Effect of exchange rate changes on cash	(3,171)	199,433	196,142
Net increase (decrease) in cash and cash equivalents	(15,115)	79,070	65,233
Cash and cash equivalents, beginning of period	80,348	1,278	-
Cash and cash equivalents, end of period	$65,233	$80,348	$65,233
Supplemental disclosure information:
Interest expense paid	$29,065	$8,738	$37,803
Income taxes paid	$-	$-	$-
Non-Cash Financing and Investing Activities:
Increase of accounts receivable related to the sale of land use right	882,351
Increase of accounts payable related to accrual of PP&E additions	1,549,467

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

Pursuant to the share exchange agreement, on May 26, 2008, the Company completed the acquisition of 100% of the equity interests of Power Profit and 82.14% of the equity interests of its subsidiary, Harbin SQ Wind Power Co., Ltd. (formerly Harbin Sanye Wind Energy Technology Co., Ltd.) (“Harbin SQ”). Harbin SQ is a company incorporated under the laws of the People’s Republic of China, engaged in the business of harvesters and blades for wind generators. Together, Power Profit and Harbin SQ become the subsidiaries of the Company. Power Profit becomes the Company’s wholly owned subsidiary and Harbin SQ becomes the Company’s majority owned subsidiary.

The Company has not yet generated significant revenues from planned principal operations and is considered a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”.

2. GOING CONCERN

As reflected in the accompanying combined financial statements, the Company has accumulated deficits of $4,478,842 and $401,624 at July 31, 2009 and 2008, respectively that include losses of $4,077,218 and $363,807 for the year ended July 31, 2009 and 2008, respectively.  The Company also had a working capital deficiency of $2,634,207 and $7,002,730 as of July 31, 2009 and 2008.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going basis and do not include any adjustments that might result from outcome of this uncertainty.

At July 31, 2009, the Company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation and Use of Estimates

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after the elimination of intercompany accounts and transactions. The Company’s fiscal year ends on July 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates. The Company regularly evaluates estimates and assumptions related to obsolete inventory, useful life and recoverability of long lived assets, and goodwill. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

b. Fair values of financial instruments

The carrying amount reported in the balance sheet for cash, accounts receivable, inventory, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

c. Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less. Cash deposits with banks are held in financial institutions in China, which has no federally insured deposit protection. Accordingly, the Company has a concentration of credit risk related to these uninsured deposits.

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

 f. Property and Equipment

Property and equipment are initially recorded at cost.  Gains or losses on disposals are reflected as gain or loss in the period of disposal.  The cost of improvements that extend the life of plant and equipment are capitalized.  These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repairs and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets:

Buildings	20 years
Machinery and equipment	14 years
Transportation equipment	12 years
Office equipment	10 years

g. Construction in progress

Construction in progress represents direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to property and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed.

h. Impairment of Long-Lived Assets

The Company accounts for impairment of property and equipment and amortizable intangible assets in accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

i. Intangible Assets

The Company’s intangible assets are stated at cost less accumulated amortization and are mainly comprised of land use rights.  Land use rights are related to land the Company occupies in Heilongjiang Province, PRC and are being amortized on a straight-line basis over a period of 40 years.

j. Goodwill

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”) requires that goodwill and certain intangible assets be assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of a reporting unit are determined using various valuation techniques with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The Company’s evaluation of goodwill completed during the year ended July 31, 2009 and 2008 resulted in no impairment losses.

k. Comprehensive income

SFAS No.130, “Reporting Comprehensive Income”, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  The Company’s other comprehensive income arose from the effect of foreign currency translation adjustments.

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

n. Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes."  SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

o. Foreign exchange and currency translation

The Company’s functional currency is Chinese currency Renminbi (“RMB”) and its reporting currency is the U.S. dollar.  Transactions denominated in foreign currencies are translated into U.S. dollar at exchange rate in effect on the date of the transactions. Exchange gains or losses on transactions are included in earnings.

The financial statements of the Company are translated into United States dollars in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. At July 31, 2009 and 2008, the cumulative translation adjustment of $50,301 and $44,369 were classified as an item of accumulated other comprehensive income in the stockholders’ equity section of the balance sheet respectively. For the year ended July 31, 2009 and 2008, other comprehensive income was $5,932 and $44,489, respectively.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the financial statements were as follows:  As of July 31, 2009 and 2008, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB6.823 and $1 to RMB6.839 respectively. For the years ended July 31, 2009 and 2008, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of $1 to RMB6.82361 and $1 to RMB7.209939, respectively. The Company used historical rates for equity.

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

q. Earnings per share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At July 31, 2009 and 2008, respectively, the Company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

r. Reclassifications

Certain prior year amounts have been reclassified to conform to the 2009 presentation.

s. Recently adopted accounting principles

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.   In February 2008, the FASB issued FASB Staff Positions (“FSP”) 157-1, which amends SFAS 157 to remove leasing transactions accounted for under SFAS 13, “Accounting for Leases” and FSP 157-2, which deferred the effective date of SFAS 157 for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company does not believe the adoption of SFAS 157 for nonfinancial assets and liabilities will have a material impact on its consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ” (“FSP 157-4”). FSP 157-4 amends SFAS 157, “Fair Value Measurements” to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability significantly decreased in relation to market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009 with early application permitted for periods ending after March 15, 2009. The Company’s adoption of FSP 157-4, effective July 31, 2009, did not have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”, which is effective for fiscal years beginning after November 15, 2007.  SFAS No. 159 is an elective standard which permits an entity to choose to measure many financial instruments and certain other items at fair value (Fair Value Option).  Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. Following the election of the Fair Value Option for certain financial assets and liabilities, the Company would report unrealized gains and losses due to changes in fair value in earnings at each subsequent reporting date. The Company adopted SFAS159 effective August 1, 2008 which did not have a material impact on the Company’s operating results, financial position or cash flows as the Company did not elected the Fair Value Option for any of its financial assets or liabilities.

In April 2009, the FASB issued FSP 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”). FSP 115-2 provides new guidance on the recognition of Other-Than-Temporary-Impairments (“OTTI”) and provides some new disclosure requirements. FSP 115-2 is effective for interim and annual periods ending after June 15, 2009 with early application permitted for periods ending after March 15, 2009. The Company’s adoption of FSP 115-2, effective July 31, 2009, did not have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 provides general standards for the accounting and reporting of subsequent events that occur between the balance sheet date and issuance of financial statements.  SFAS 165 requires the issuer to recognize the effects, if material, of subsequent events in the financial statements if the subsequent event provides additional evidence about conditions that existed as of the balance sheet date.  The issuer must also disclose the date through which subsequent events have been evaluated and the nature of any non-recognized subsequent events.  Non-recognized subsequent events include events that provide evidence about conditions that did not exist as of the balance sheet date, but which are of such a nature that they must be disclosed to keep the financial statements from being misleading.  FAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS 165 effective July 31, 2009.  Since FAS 165 at most requires additional disclosures, the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

t. Recent accounting pronouncements

On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling interest in Consolidated Financial Statements”.  SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The Company does not expect the adoption of SFAS 160 will have a material impact on its consolidated financial position, results of operations or cash flows.

On December 4, 2007, the FASB issued SFAS No.141R, “Business Combinations”.  SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination.  SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company does not expect the adoption of SFAS 160 will have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). This statement amends certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”.  Among other accounting and disclosure requirements, SFAS 167 replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. SFAS 167 becomes effective for interim and annual periods beginning after November 15, 2009. The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial position, results of operations or cash flows.

Effective July 1, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“ASC”), which became the single official source of authoritative, nongovernmental GAAP.  The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the SEC.  All other literature became non-authoritative.  ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company does not expect the adoption of the ASC to have a material impact on its consolidated financial position, results of operations or cash flows.

4.  CONCENTRATION OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk, consist of cash and accounts receivable as of July 31, 2009 and 2008. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

A portion of the Company’s cash at July 31, 2009 and 2008 is maintained at various financial institutions in the PRC which do not provide insurance for amounts on deposit.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.
.
For the years ended July 31, 2009 and 2008, the Company’s sales were mainly made to customers located in the PRC. In addition, total accounts receivables as of July 31, 2009 and 2008 also arose from customers located in the PRC.

A significant percentage of the Company’s business is generated from a small number of customers.  However, due to the immaterial amount of revenue generated, the Company does not believe they are exposed to significant concentration of credit risk in this area.

5. PREPAID EXPENSES

Prepaid expenses are mainly for deposit in advance for purchase of raw materials. The term of the advances is from 30 days to 180 days.

6. INVENTORIES

Inventories consist of the following:

	July 31,
	2009	2008
Raw material	$499,610	$357,696
Work-in-progress	1,054,871	635,457
Finished goods	114,590	114,320
Others	-	20,229
	1,669,071	1,127,702
Less: Allowance for obsolescence	(1,021,028)	(563,851)
Inventory, net	$648,043	$563,851

7. DUE FROM RELATED PARTIES

Due from related parties consist of the following:

	July 31,
Name and Description of Related Parties	2009	2008
Sun, Shouquan - CEO; Stockholder	$-	$650,917
Sun, Shouan - Sun, Shouquan's brother; Stockholder	-	18,366
Wang, Guangyu - Stockholder	1,787	1,782
Zhang, Luming - Stockholder	-	52,586
Mudanjiang Sanye Wind Energy Power Co., Ltd. - A company controlled by Sun, Shouan	161,227	160,847
Harbin New World Real Estate Co., Ltd. - A company controlled by Sun, Shouquan	135,870	135,551
Total	$298,884	$1,020,049

"Due from related parties" represents loans that are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore are not considered current assets.

The balance owed by the President and CEO, and the company under his control, totaled $297,097 and $947,315 as of July 31, 2009 and 2008, respectively.   The loans were made by Harbin SQ before the acquisition of Harbin SQ by the Company and there has been no material modification or renewal of the loan after the date of acquisition. The Company has changed its related policy and procedures in line with the prohibition on personal loans to executives contained in Section 402 of the Sarbanes-Oxley Act of 2002.

Since April 30, 2008 to July 31, 2008, the Company’s President and CEO had repaid $965,942 of the original loan ($269,961 since the acquisition of Harbin SQ by the Company).  During the fiscal year ended July 31, 2009, the Company’s President and CEO paid $650,917. The Company plans to settle all outstanding balance of this loan in the near future.

8. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	July 31,
	2009	2008
Buildings	$8,665,104	$-
Machinery and equipment	523,771	468,051
Transportation equipment	433,600	467,538
Office equipment	141,778	130,357
	9,764,253	1,065,946
Less: Accumulated depreciation	(549,659)	(83,503)
Property and equipments, net	$9,214,594	$982,443

Construction in progress	$797,016	$6,243,097

The construction in progress at July 31, 2008 is related to construction of manufacturing facility and office building which were completed and put into use at the beginning of the current fiscal year. The construction in progress at July 31, 2009 is related to an unfinished module for wind turbine blade.

The depreciation expense was $475,342 and $14,483 for the year ended July 31, 2009 and 2008, respectively. They are broken down as follows:

	Year Ended July 31, 2009	Year Ended July 31, 2008
Cost of sales	$39,240	$5,422
Operating expenses	436,102	9,061
Total	$475,342	$14,483

9. ACQUISITION

On May 26, 2008, the Company completed the acquisition of 100% of the equity interests of Power Profit Technology Development Limited (“Power Profit”) and 82.14% of the equity interests of its subsidiary, Harbin SQ Wind Power Co., Ltd. (formerly Harbin Sanye Wind Energy Technology Co., Ltd.)(“Harbin SQ”). The results of operation of Power Profit and Harbin SQ have been included in the consolidated financial statements since that date.

Power Profit is a company incorporated under the laws of Hong Kong, People’s Republic of China. Harbin SQ, located in Harbin, Heilongjiang Province, is a company incorporated under the laws of the People’s Republic of China and principally engaged in the business of harvesters and blades for wind generators.  As a result of the acquisition, the Company has placed itself at the forefront of an emerging industry in an emerging market.  The Company anticipates that the acquisition of a revenue producing, sustainable energy company will facilitate its growth and expansion.

The aggregate purchase price was the Company’s 15,000,000 common shares which was valued at $20,220,000 based upon the Company’s average common stock price of $1.348. The average stock price was based upon the average closing prices of the Company’s common stock during the five business days commencing two days before the acquisition was announced.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

May 26, 2008
Current assets	$1,543,803
Prepayment and deposit	884,256
Due from related parties	1,290,010
Property and equipment	6,812,281
Goodwill	8,110,960
Intangible assets	12,207,135
Deferred charges	6,195
Total assets acquired	30,854,640
Current liabilities	8,001,469
Total liabilities assumed	8,001,469
Net assets acquired	$22,853,171

The $22,853,171 Power Profit net assets acquired included $2,633,171 minority interest at the acquisition date May 26, 2008. The reconciliation between the aggregate purchase price of $20,220,000 and the $22,853,171 Power Profit net assets acquired is as follows:

Fair value of Harbin SQ’s net assets on May 26, 2008 (acquisition date)	$14,743,398
Share % of minority interest	17.86%

Fair value of net assets in Harbin SQ belonging to minority interest	$2,633,171

Add: Aggregate purchase price	20,220,000

Net assets acquired	$22,853,171

The $8,110,960 of goodwill represents the excess of the purchase price over the fair market value of acquired net assets. Goodwill was assigned to only one industry segment the Company operates and is not deductible for tax purposes. At July 31, 2009, the Company performed their annual test of goodwill for impairment. The goodwill was tested by performing the two-step goodwill impairment test. For the year ended July 31, 2009, no impairments were recorded.

On the May 26, 2008 acquisition date, the balance of the land use rights was $12,207,135, comprised of the land use right in Binxi County ($1,898,308) and the land user right in Harbin City ($10,308,827).  For the Harbin City land use right, the fair value was determined using the total $10,308,827 price of the underlying sales agreement (equivalent to 70,500,000 in Chinese currency). For the Binxi County land user right, the fair value of $1,898,308 was calculated based on the size of the land and the unit price based on government regulated price.

The land use rights have a weighted-average useful life of 40 years with no residual value. The Harbin City land use right was sold at the end of the current fiscal year. See Note 10.

The following consolidated pro forma financial information presents the combined results of operations of the Company and Power Profit for the year ended July 31, 2008 as if the acquisition had occurred at August 1, 2007.

Year Ended July 31, 2008
Revenue	$446,409
Net Loss	926,100
Basic and diluted loss per common share	$(0.02)

The amounts of revenue and net loss of Power Profit since the acquisition date of May 26, 2008 included in the consolidated statement of operation for the year ended July 31, 2008 are $148,383 and $151,601 respectively.

10. INTANGIBLE ASSETS

Intangible assets consist of the following:

	July 31,
	2009	2008
Land Use Rights – Binxi County	$1,898,308	$1,898,308
Land Use Rights – Harbin City		10,319,796
Trademarks	1,407	-
Software	6,303	6,288
	1,906,018	12,224,392
Less: Accumulated amortization	(66,902)	(51,319)
Intangible assets, net	$1,839,116	$12,173,073

The amortization expense was $48,334 and $51,319 for the year ended July 31, 2009 and 2008, respectively.

On November 6, 2007, the Company signed a contract with Heilongjiang Nongkentaixing Real Estate Development Co. Ltd to sell the Company’s land use rights in Harbin City. The total contract price is approximately $10,308,827 (equivalent to 70,500,000 in Chinese currency RMB). The Company did not reclassify the Harbin City land use right asset as “hold for sale” on the consolidated balance sheet as of July 31, 2008 because the sale of the land use right requires regulatory approval from the Chinese government. Since the land use right is within the area subject to urban planning restrictions in Harbin City, the government will not process the transfer of this right until the whole identified area complies with the use regulated by urban planning.  Since the area subject to urban planning restrictions is quite large, the Company expect this process to take a long time and the delay in the transfer of the land use right demonstrates that the Company cannot immediately sell this right. Therefore, as of July 31, 2008, the sales proceeds received is recorded as “Other Advance Receipts” (see Note 13) and the land use right in Harbin City remains on balance sheet as intangible assets.

During the current fiscal year, the urban planning restriction is removed and the sales transaction is completed. This sales transaction resulted in a total $1.7 million loss on sales of assets. (Note 13)

11. SHORT TERM LOAN

Short term loans consist of the following:

	July 31,
	2009	2008
12-month Bank Loan bearing interest at 5.841% per annum
and maturing in February 2010	$1,465,700	$-
Loans from individuals	645,805	196,546
Short term loan	$2,111,505	$196,546

The Company pledged the building and land located in Binxi city as collateral of the bank loan.

Loans from individuals were made by individuals to cover the Company’s temporary cash shortages. The short term loans are unsecured and due on demand. Not all of the loans are interest-bearing. For interest bearing loans, the interest rate is ranging from 14% to 40% per annum.

Interest expenses for short term loans are $239,141 and $8,738 for the year ended July 31, 2009 and 2008, respectively.

12.  DUE TO RELATED PARTIES

Due to related parties consist of the following:

	July 31,
Name and Description of Related Parties	2009	2008
Ren, Jian – Prior CEO	$51,980	$51,859
Zhang, Luhui - Stockholder	3,418	4,504
Sun, Shouan - Sun, Shouquan's brother; Stockholder	19,999	-
Sun, Shouquan - CEO; Stockholder	711	-
Total	$76,108	$56,363

"Due to related parties" represents loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, and are therefore, deemed payable on demand.

13. OTHER ADVANCE RECEIPTS

On November 6, 2007, the Company signed a contract with Heilongjiang Nongkentaixing Real Estate Development Co. Ltd to sell the Company’s land use rights in Harbin City. The total contract price is approximately $10,308,827. The Company is obligated to clear the original buildings on the land before the transfer of the land use rights can be completed. As of July 31, 2008, the Company had completed the clearance of the original buildings on the land and all costs related to the clearance of the buildings had been incurred.

As of July 31, 2008, the Company had received net proceeds of $7,603,673 from this sale. Since the legal process for title transfer has not been completed, the proceeds were recorded as other advance receipts.

In October 2008, the title transfer was approved by the government and by July 31, 2009, the company had received net proceeds of $7,694,925. The remaining proceeds net of sales tax for the amount of $882,351 was included as accounts receivable at July 31, 2009. Loss on the disposal of land use rights for the amount of $1.7 million was recognized for the year ended July 31, 2009. See Note 10.

14. GERNERAL AND ADMINISTRATIVE

The amount of general and administrative expenses mainly composed of the following:

	Year Ended July 31, 2009	Year Ended July 31, 2008	Nov. 27, 2006 (Inception) to July 31, 2009
Professional fees	$308,495	$179,106	$522,678
Office expenses	70,120	8,155	78,275
Salary and wages	417,082	76,837	495,222
Employee insurance	72,376	1,392	73,768
Utilities	61,550	709	62,259
Research and development	82,650	-	82,650
Amortization	48,334	51,319	99,653
Depreciation	436,102	9,061	445,163
Write-off prepaids, prepayment and payables etc.	1,017,628	-	1,017,628
Others	67,058	78,590	147,085
	$2,581,395	$405,169	$3,024,381

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

17. INCOME TAX

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

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

Due to the Company’s net loss, there was no provision for income taxes. The Company’s effective tax rate for the year ended July 31, 2009 and 2008 was 0% and 0% due to the net loss position in both years.

The Company’s taxes were subject to a full valuation allowance as follows:

	Year Ended July 31, 2009	Year Ended July 31, 2008
Computed tax benefit at statutory rate	$(1,019,304)	$(90,952)
Change in valuation allowance	1,019,304	90,952
Income tax expense (benefit)	$-	$-

The net deferred tax asset generated by the loss carry-forward has been fully reserved.

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

The Company has no United States corporate income tax liability as of July 31, 2009 and 2008.

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

Loan to Officer

Prior to the acquisition by the Company, Harbin SQ forwarded a loan to Shouquan Sun, the Company’s President and CEO.  The balance owed by the President and CEO, and the real estate company under his control, totaled $297,097 and $947,315 as of July 31, 2009 and 2008, respectively.  Section 402 of the Sarbanese-Oxley Act of 2002 prohibits loans or the extension of credit to officers and directors of a publicly traded company or any of its subsidiaries.  The Company is currently in contravention of these provisions and faces possible regulatory action by the SEC.

The Company’s management believes that the following will militate against potential action by the SEC:

-	The loan was provided to Mr. Sun prior to its acquisition by the Company;

-	no monies have been forwarded to the Company’s President since he became an officer and director of the Company;

-
from April 30, 2008 to July 31, 2008 a total of $965,942 of the outstanding balance of the loan has been repaid by the Company’s President; and $650,917 were paid back to the Company from August 1, 2008 to July 31, 2009. The Company plans to settle all outstanding balance of this loan in the near future.

20. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through October 29, 2009, which is the date the financial statements were issued, and has concluded that no such events or transactions took place which would require disclosure herein.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements or reportable events in connection with any changes in accountants undertaken by us.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2009. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of July 31, 2009, we determined that control deficiencies existed that constituted material weaknesses, as described below.

1. We have no audit committee as none of our directors is considered independent as each is also an officer of us or our subsidiaries.

2. There is a risk of management override given that our officers have a high degree of involvement in our day to day operations.

3. There is no policy on fraud and no code of ethics at this time, though we plan to implement such policies in fiscal 2009.

4. We do not have sufficient executive personnel to implement effective segregation of duties.

Management is currently evaluating remediation plans for the above control deficiencies.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Malone & Bailey, PC, an independent registered public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of July 31, 2009.

Changes in Internal Controls

During the quarter ended July 31, 2009 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name, age, and position of our executive officers and directors of as of October 29, 2009.

Name	Age	Position
Shouquan Sun	51	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, Secretary and Director President and director of Harbin SQ, our majority owned subsidiary.
Xiya Sun	22	Director Director of XingYe, our wholly owned subsidiary
Huaiwen Zheng	28	Director

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

Board of Directors and Director Nominees

Our Board of Directors met in person or via telephone occasionally during our fiscal year ended July 31, 2009.

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

Family Relationships

There are no family relationships among our officers or directors.

Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
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

Item 11.  Executive Compensation

The following table sets forth, as of July 31, 2009, the compensation paid to our President and Chief Executive Officer and our Chief Financial Officer during the last three completed fiscal years. No other officers or directors received annual compensation in excess of $100,000 during the last three complete fiscal years.

Summary Compensation Table (1)
Name and Principal Position	Year	Salary ($)	Other	Total ($)
Jian Ren (2)	2008	3,329		3,329
Shouquan Sun (3)	2008	5,243	(4)	5,243
	2009	124,956	(4)	124,956

(1)	Pursuant to Item 402(5) of Regulation S-K tables and columns have been omitted where no compensation has been awarded.

(2)	Jian Ren was our director, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer from November 29, 2007 to May 26, 2008.

(3)
Shouquan Sun was appointed as our director, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on May 26, 2008. We did not enter into any management or consulting agreements with Shouquan Sun, but Harbin SQ, our subsidiary, agreed to pay Shouquan Sun $10,413 per month as consideration for his management services.

(4)
Shouquan Sun, our director and sole officer, as well as a real estate company under his control, were provided the benefit of a loan by our majority owned subsidiary, Harbin SQ before our acquisition of Harbin SQ.  As of July 31, 2009 $135,870 was the outstanding balance of this loan.    We plan to settle all outstanding balance on this loan as soon as possible.

We made no grants of stock options or stock appreciation rights since our inception to July 31, 2009.

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

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended July 31, 2009.

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

Compensation Committee

We do not currently have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Change of Control

As of October 29, 2009 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 29, 2009 by: (i) each of our directors, (ii) each of our named executive officers and (iii) owners of 5% or more of our common shares. There was no other person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own. All persons named have sole voting and investment power with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Annual Report on Form 10-K.

Title of Class	Name & address of beneficial owner	Number of Shares of Common Stock (1)	Percentage of Common Stock (%) (2)
Common Stock	Shouquan Sun (3) No2, Haibin Road Binxi Economy Development Harbin, China	5,000,000	10
Common Stock	Xiya Sun (4) No2, Haibin Road Binxi Economy Development Harbin, China	100,440	(5)
Common Stock	Huaiwen Zheng (6) No2, Haibin Road Binxi Economy Development Harbin, China	0	0
All Officers and Directors as a Group		5,100,440	10
Common Stock	Luming Zhang No. 4 4ZU, 8WEI Luobei County, Heilongjiang Province, Fengxiang Town, China	3,513,276	6.8
Common Stock	Shitian Wu Team 39 Suibin Farm Suibin County, Heilongjiang Province, China	2,900,000	5.6

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

(2)	Based on 51,902,250 issued and outstanding shares of common stock as of October 29, 2009.
(3)	Shouquan Sun is our director, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer.
(4)	Xiya Sun is our director.
(5)	Less than 1%
(6)	Huaiwen Zheng is our director.

Item 13.  Certain Relationships, Related Transactions and Director Independence

We owed the following amounts to the following related parties as at July 31, 2008 and 2009:

	July 31,
Name and Description of Related Parties	2009	2008
Ren, Jian – Prior CEO	$51,980	$51,859
Zhang, Luhui - Stockholder	3,418	4,504
Sun, Shouan - Sun, Shouquan's brother; Stockholder	19,999	-
Sun, Shouquan - CEO; Stockholder	711	-
Total	$76,108	$56,363

These loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, and are therefore, deemed payable on demand.

Additionally, we had the following amounts owing to us by related parties as at July 31, 2008 and 2009:

	July 31,
Name and Description of Related Parties	2009	2008
Sun, Shouquan - CEO; Stockholder	$-	$650,917
Sun, Shouan - Sun, Shouquan's brother; Stockholder	-	18,366
Wang, Guangyu - Stockholder	1,787	1,782
Zhang, Luming - Stockholder	-	52,586
Harbin New World Real Estate Co., Ltd. - A company controlled by Sun, Shouquan	135,870	135,551
Mudanjiang Sanye Wind Energy Power Co., Ltd. - A company controlled by Sun, Shouan	161,227	160,847
Total	$298,884	$1,020,049

These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore are not considered current assets.

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

Item 14.  Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our auditors for the audit of our annual financial statements for the years ended July 31, 2008 and July 31, 2009 and any other fees billed for other services rendered by our auditors during these periods.

Yichien Yeh, CPA
Period from July 31, 2007 to July 31, 2008
Audit fees	$35,000
Audit-related fees	$0
Tax fees	$0
All other fees	$0
Total	$35,000

Malone & Bailey, PC
Period from August 1, 2008 to July 31, 2009
Audit fees	$40,000
Audit-related fees	$0
Tax fees	$0
All other fees	$0
Total	$40,000

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in the year ended July 31, 2009.

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
Harbin XingYe Wind Energy Technology Limited, incorporated in China
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

CHINA WIND ENERGY INC.

Date: October 29, 2009	By:	/s/ Shouquan Sun
Shouquan Sun
Director, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Shouquan Sun		October 29, 2009
Shouquan Sun	Director, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer

/s/ Xiya Sun		October 29, 2009
Xiya Sun	Director