Form 10-Q
period 2009-10-31
China Wind Energy Inc.
filed 2009-12-10
CIK 1393109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________To ______________________

Commission file number: 000-53480

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

As of December 10, 2009 the registrant’s outstanding common stock consisted of 51,902,250 shares.

China Wind Energy Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	October 31, 2009	July 31, 2009
Assets
Current Assets
Cash and cash equivalents	$19,938	$65,233
Accounts receivable, net of allowance for doubtful account of $- and $-, respectively	599,167	891,776
Inventories, net of allowance for obsolescence of $1,021,934 and $1,021,028, respectively	684,665	648,043
Prepaid expenses	188,054	125,899
Total current assets	1,491,824	1,730,951

Prepayment and deposit	39,070	10,945
Due from related parties	299,149	298,884
Property and equipment, net of accumulated depreciation of $679,642 and $549,659, respectively	9,139,413	9,214,594
Construction in progress	819,623	797,016
Goodwill	8,110,960	8,110,960
Intangible assets, net of accumulated amortization of $71,247 and $66,902, respectively	1,827,235	1,839,116
Total Assets	$21,727,274	$22,002,466

Liabilities & Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$2,091,139	$1,962,075
Customer deposit	14,513	131,333
Other payables	17,178	18,056
Short term loans	2,190,265	2,111,505
Due to related parties	76,161	76,108
Wages payable	51,801	66,081
Total current liabilities	4,441,057	4,365,158

Stockholders' Equity
Common stock; 400,000,000 shares authorized; 0.0001 par value; 51,902,250 shares issued and outstanding, respectively	5,191	5,191
Additional paid-in capital	20,335,701	20,335,701
Accumulated other comprehensive income	56,018	50,301
Accumulated deficit during development stage	(4,772,950)	(4,478,842)
Total China Wind Energy Stockholders' Equity	15,623,960	15,912,351
Non-controlling interest	1,662,257	1,724,957
Total Stockholders' Equity	17,286,217	17,637,308
Total Liabilities & Stockholders' Equity	$21,727,274	$22,002,466

The accompanying notes are an integral part of these financial statements

China Wind Energy Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended October 31, 2009	Three Months Ended October 31, 2008	November 27, 2006 (Inception) to October 31, 2009
Revenue	$184,438	$-	$415,129
Cost of goods sold	(173,713)	(111,194)	(932,658)
Gross profit (Loss)	10,725	(111,194)	(517,529)

Operating expenses
Selling expenses	8,345	22,835	113,481
General and administrative	294,905	580,197	3,319,286
Total operating expenses	303,250	603,032	3,432,767

Loss from operations	(292,525)	(714,226)	(3,950,296)

Other income (expenses)
Interest income	71	265	1,071
Interest expense	(65,603)	(14,329)	(313,482)
Loss on disposal of assets	-	(9,263)	(1,651,934)
Government subsidy income	-	-	161,205
Total other expenses	(65,532)	(23,327)	(1,803,140)

Net loss	(358,057)	(737,553)	(5,753,436)
Less: Net loss attributable to non-controlling interest	(63,949)	(118,848)	(980,486)
Net loss attributable to China Wind Energy Inc.	(294,108)	(618,705)	(4,772,950)

Other comprehensive income (loss)
Foreign currency translation	5,717	(1,376)	56,018

Comprehensive loss	(352,340)	(738,929)	(5,697,418)
Comprehensive loss attibutabe to Non – controlling interest	(63,949)	(118,848)	(980,486)
Comprehensive loss attributable to China Wind Energy Inc.	(288,391)	(620,081)	(4,716,932)

Net Loss Per Share, Basic and Diluted	(0.01)	(0.01)

Weighted Average Shares Outstanding, Basic and Diluted	51,902,250	51,902,250

The accompanying notes are an integral part of these financial statements

China Wind Energy Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended October 31, 2009	Three Months Ended October 31, 2008	November 27, 2006 (Inception) to October 31, 2009
Cash Flows From Operating Activities
Net Loss	$(358,057)	$(737,553)	$(5,753,436)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	129,989	21,539	619,814
Amortization	12,091	77,000	111,744
Loss on disposal of assets	-	9,263	1,651,934
Loss (Gain) on physical count of inventories	-	-	26,831
Provision (Reversal) on allowance of obsolescence	-	111,194	-
Common stock issued for services	-		17,850
Changes in operating assets and liabilities:
Accounts receivable, net	293,400	(3,427)	312,588
Prepaid expenses	(62,046)	1,409	204,258
Advances to suppliers	-	(76,856)	-
Inventories	(36,047)	(222,171)	(172,491)
Prepayment and deposit	(28,116)	245,587	529,634
Accounts payable and accrued liabilities	127,371	183,756	331,629
Customer deposit	(116,936)	79,772	(34,009)
Other payables	(893)	81,998	(18,370)
Wages payable	(14,339)	16,218	51,679
Deferred charges	-	(656)	-
Net cash used in operating activities	(53,583)	(212,927)	(2,120,345)

Cash Flows from Investing Activities
Purchases of property and equipment	(46,683)	(216,395)	(1,320,457)
Cash paid for construction in progress	(21,900)	-	(420,458)
Proceeds from sale of land use right	-	-	73,285
Proceeds from sale of fixed assets	-	7,313	99,278
Cash paid to acquire intangibles	-	-	(1,407)
Cash acquired on acquisition	-	-	314,713
Collection of loans made to related parties	-	35,345	993,502
Net cash used in investing activities	(68,583)	(173,737)	(261,544)

Cash Flows From Financing Activities
Proceeds from related party loans	-	-	69,319
Proceeds from short term loans	76,888	675,325	2,584,823
Repyament of short term loans	-	-	(548,441)
Proceeds from issuance of common stock	-	-	100,001
Net cash provided by financing activities	76,888	675,325	2,205,702

Effect of exchange rate changes on cash	(17)	(517)	196,125
Net increase (decrease) in cash and cash equivalents	(45,295)	288,144	19,938

Cash and cash equivalents, beginning of period	65,233	80,348	-
Cash and cash equivalents, end of period	$19,938	$368,492	$19,938
Supplemental disclosure information:
Interest expense paid	$21,890	$-	$59,693
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

China Wind Energy Inc. And Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements of China Wind Energy Inc. and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in China Wind Energy’s annual report on Form 10-K for the year ended July 31, 2009 filed with the SEC on October 29, 2009.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the 2009 annual report on Form 10-K have been omitted.

Basis of Presentation

The consolidated financial statements include all the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

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

Foreign currency translation

The reporting currency is the U.S. dollar.  The functional currency of the Company is the local currency, the Chinese Renminbi (“RMB”). The financial statements of the Company are translated into United States dollars in accordance with ASC 830, “Foreign Currency Translation”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.

Reclassifications

Certain October 31, 2008 amounts have been reclassified to conform to the current period presentation.

Recently adopted accounting pronouncements

In June 2009, the FASB issued new standards setting forth a single source of authoritative GAAP for all non-governmental entities (“Codification”). The Codification, which commenced July 1, 2009, changes the referencing and organization of accounting guidance. The Codification is effective for the Company beginning the quarter ended September 30, 2009. The Codification does not change GAAP and only affects how specific references to GAAP literature are disclosed in the notes to the Company’s consolidated financial statements.

During the first quarter of 2009, in accordance with U.S. GAAP, the Company adopted new accounting guidance on business combinations. This guidance requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any non-controlling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer.  The standards also result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value.  In addition, the standards require payments to third parties for consulting, legal, audit and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination.  Its adoption did not have a material impact on our consolidated financial statements.

During the first quarter of fiscal 2010,in accordance with U.S. GAAP, the Company adopted the standard on consolidation as it relates to noncontrolling interests. The standard changed the accounting and reporting for minority interests, which were recharacterized as noncontrolling interests and classified as a component of equity. The standard requires retrospective adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of the standard will be applied prospectively. The adoption of the guidance did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued ASC 855, Subsequent Events. This standard is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FASB ASC 855 is effective for fiscal years and interim periods ended after June 15, 2009. The Company adopted this standard effective June 15, 2009, and has evaluated any subsequent events through December 10, 2009.

2. GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has accumulated deficits of $4,772,950 at October 31, 2009 that includes a loss of $358,057 for the three months ended October 30, 2009.  The Company also had a working capital deficiency of $2,949,233 as of October 30, 2009. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going basis and do not include any adjustments that might result from outcome of this uncertainty.

At October 31, 2009, the Company has suffered losses from development stage activities to date. Although additional sources of equity or debt financing, there is no assurance these activities will be successful.

3. SHORT TERM LOANS

Short term loans consist of the following:

	October 31, 2009	July 31, 2009

12-month Bank Loan bearing interest at 5.841% per annum and maturing in February 2010	$1,467,000	$1,465,700
Loans from individuals	723,265	645,805
Short term loan	$2,190,265	$2,111,505

The Company pledged the building and land located in Binxi city as collateral of the bank loan.

Loans from individuals were made by individuals to cover the Company’s temporary cash shortages. The short term loans are unsecured and due on demand. Not all of the loans are interest-bearing. For interest bearing loans, the interest rate is ranging from 14% to 40% per annum.

Interest expenses for short term loans are $65,603 and $14,329 for the quarter ended October 31, 2009 and 2008, respectively.

4. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through December 10, 2009, which is the date the financial statements were issued, and has concluded that no such events or transactions took place which would require disclosure herein.

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

Liquidity and Capital Resources

As of October 31, 2009 we had cash of $19,938, total current assets of $1,491,824, total current liabilities of $4,441,057 and a working capital deficit of $2,949,233 compared to a working capital deficit of $2,634,207 as of July 31, 2009.  The increase in working capital deficit was due to a decrease in accounts receivable.

Since November 27, 2006 (inception) to October 31, 2009, our accumulated deficit was $4,772,950. We are dependent on the funds raised through our equity or debt financing, investing activities, and revenue generated through the sales of our products to fund our operations.  We anticipate that we will incur substantial losses over the next year and our ability to generate any revenues in the next 12 months continues to be uncertain.

As of October 31, 2009 we had total assets of $21,727,274 compared to $22,002,466 as of July 31, 2009.  Our total liabilities increased from $4,365,158 as of July 31, 2009 to $4,441,057 as of October 31, 2009 due to an increase in accounts payable and short term loans.  Our total assets as of October 31, 2009 were primarily made up of property, equipment and goodwill.

We used net cash of $53,583 in operating activities for the three months ended October 31, 2009, compared to $212,927 for the three months ended October 31, 2008 and $2,120.345 from inception to October 31, 2009.

We used net cash of $68,583 in investing activities for the three months ended October 31, 2009 including $46,683 in purchases of property and equipment and $21,900 in cash paid for construction.  This compares to $173,737 spent on investing activities for the three months ended October 31, 2008, comprised primarily of $216,395 in purchases of property and equipment which are offset by $7,313 gained in sales fixed assets and $35,345 proceed from related parties loans receivable.

We received net cash of $76,888 from financing activities for the three month period ended October 31, 2009, comprised entirely of short term loans.  During the three month period ended October 31, 2008 we received $675,325; also entirely from short term loans.  From our inception to October 31, 2009 we received a total of $2,205,702 from investing activities.

Our cash position decreased by $45,295 during the three months ended October 31, 2009 compared to an increase of $288,144 during the three months ended October 31, 2008.  This is due in part to significantly higher amount of cash received from short term loans during the three month period ended October 31, 2008.

During the three months ended October 31, 2009 we secured short term loans from an institutions and individuals to meet our ongoing cash requirements.  Below is a table of these loans at October 31, 2009 and July 31, 2009.

	October 31, 2009	July 31, 2009

12-month Bank Loan bearing interest at 5.841% per annum and maturing in February 2010	$1,467,000	$1,465,700
Loans from individuals	723,265	645,805
Total short term loans	$2,190,265	$2,111,505

Not all of the loans from individuals are interest-bearing. For interest bearing loans, the interest rate is ranging from 14% to 40% per annum. Interest expenses for short term loans were $65,603 for the three months ended October 31, 2009 compared to $14,329 for the three months ended October 31, 2008.

We expect that our total expenses will increase over the next year as we increase our business operations.  We have not been able to reach the break-even point since our inception and have had to rely on outside capital resources.  Over the next 12 months, we plan to begin manufacturing and selling of our wind turbines.  However, we do not anticipate that we will generate sufficient revenues to fund our proposed operations.

Our approximate monthly cash requirement during the three month period ended October 31, 2009 was $17,861 compared to $70,976 during the three months ended October 31, 2008.  At the moment, we do not have sufficient cash to cover our expenses for one month.  Additionally, we expect to require approximately $2,635,161 in financing to fund our business operations over the next 12 months (beginning December 2009), as follows:

Description	Estimated expenses $
Research and development of wind turbines	732,064
Marketing	117,130
Salaries	585,652
Equipment maintenance	29,283
Development of distribution chain	146,413
Utilities	219,619
Professional Fees	220,000
General and administrative expenses	585,000
Total	2,635,161

At present, our cash requirements for the next 12 months outweigh the funds available to maintain or develop our operations. Of the $2,635,161 that we require for the next 12 months, we had $19,938 in cash as of October 31, 2009.  In order to improve our liquidity, we intend to pursue additional equity financing from private investors or possibly a registered public offering. We currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Results of Operations for the Three Months Ended October 31, 2009 and from November 27, 2006 (inception) to October 31, 2009

Revenues

Since our inception to October 31, 2009 we have generated gross revenues of $415,129 from the sale of combine harvesters manufactured by us.  We generated $184,438 in revenue during the three months ended October 31, 2009 compared no revenues during the three months ended October 31, 2008.  Our cost of goods sold was $173,713 for the three months ended October 31, 2009 compared to $111,194 for the three months ended October 31, 2008.  The reason that the cost of goods was so high during the period in 2008 was due to much of our combine harvester inventory being marked down on obsolescence.  During the period ended in 2009, the reason for the high cost of good sold was large expenditures on labor, raw materials and overhead.

Expenses

During the three months ended October 31, 2009, we had total operating expenses of $303,250, including $8,345 in selling expenses and $294,905 in general and administrative costs.   By comparison, for the three months ended October 31, 2008, we had total operating expenses of $603,032 which were made up of $580,197 in general and administrative costs and $22,835 in selling expenses.  For the period from inception to October 31, 2009 our total operating expenses were $3,432,767.

The main reason for the decrease in expenses is the significant decrease in the activity of the company due to having completed a majority of the work to switch our manufacturing facility from the production of combine harvesters to the production of wind turbines.

Net Loss

Since our inception on November 27, 2006 to October 31, 2009, we incurred a net loss of $5,753,436. For the three months ended October 31, 2009, we incurred net loss of $358,057 compared to $737,553 for the three months ended October 31, 2008. Our net loss per share was $0.01 for the three months ended October 31, 2009 and $0.01 for the three months ended October 31, 2008.

Our net loss for the three months ended October 31, 2009 was the result of limited revenue of $184,438 counted against $173,713 in cost of goods sold, $8,345 in selling expenses, $294,905 in general and administrative expenses and $65,603 in interest expenses.  Comparatively, during the three months ended October 31, 2008 we generated no revenues and spent $111,194 in cost of goods sold, $22,835 in selling expenses and $714,226 in general and administrative expenses.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of October 31, 2009 we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in the Annual Report on Form 10-K filed with SEC on October 29, 2009. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by our management.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates. We regularly evaluate estimates and assumptions related to obsolete inventory, useful life and recoverability of long lived assets, and goodwill. We base our estimates and assumptions on current facts, historical experience and various other factors that we believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Foreign currency translation

The reporting currency is the U.S. dollar.  Our functional currency is the local currency, the Chinese Renminbi (“RMB”). Our financial statements are translated into United States dollars in accordance with ASC 830, “Foreign Currency Translation”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2009. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls and disclosed in our Annual Report for the year ended July 31, 2009, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Controls

During the quarter covered by this period there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

China Wind Energy Inc.
(Registrant)

/s/ Shouquan Sun
Date: December 10, 2009	Shouquan Sun
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director