Form 10-Q
period 2010-01-31
China Wind Energy Inc.
filed 2010-03-17
CIK 1393109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☑    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act
.
Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐(Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.☐ Yes ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 15, 2010, the registrant’s outstanding common stock consisted of 51,902,250 shares.

PART I –FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENS

China Wind Energy Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	January 31, 2010	July 31, 2009
Assets
Current Assets
Cash and cash equivalents	$76,109	$65,233
Accounts receivable, net of allowance for doubtful account of $- and $-, respectively	9,910	891,776
Inventories, net of allowance for obsolescence of $1,021,934 and $1,021,028, respectively	932,150	648,043
Prepaid expenses	169,849	125,899
Total current assets	1,188,018	1,730,951

Prepayment and deposit	13,054	10,945
Due from related parties	299,149	298,884
Property and equipment, net of accumulated depreciation of $810,237 and $549,659, respectively	9,150,173	9,214,594
Construction in progress	840,545	797,016
Goodwill	8,110,960	8,110,960
Intangible assets, net of accumulated amortization of $83,347 and $66,902, respectively	1,815,135	1,839,116
Total Assets	$21,417,034	$22,002,466

Liabilities & Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$2,028,581	$1,962,075
Customer deposit	14,557	131,333
Other payables	9,336	18,056
Short term loans	2,362,279	2,111,505
Due to related parties	76,161	76,108
Wages payable	72,572	66,081
Total current liabilities	4,563,486	4,365,158

Stockholders' Equity
Common stock; 400,000,000 shares authorized; 0.0001 par value; 51,902,250 shares issued and outstanding, respectively	5,191	5,191
Additional paid-in capital	20,335,701	20,335,701
Accumulated other comprehensive income	55,897	50,301
Accumulated deficit during development stage	(5,128,224)	(4,478,842)
Total China Wind Energy Stockholders' Equity	15,268,565	15,912,351
Non-controlling interest	1,584,983	1,724,957
Total Stockholders' Equity	16,853,548	17,637,308
Total Liabilities & Stockholders' Equity	$21,417,034	$22,002,466

The accompanying notes are an integral part of these financial statements

China Wind Energy Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended January 31, 2010	Three Months Ended January 31, 2009	Six Months Ended January 31, 2010	Six Months Ended January 31, 2009	November 27, 2006 (Inception) to January 31, 2010
Revenue	$32	$-	$184,470	-	$415,161
Cost of goods sold	-	-	（173,713)	-	(932,658)
Gross profit (Loss)	32	-	10,757	-	(517,497)

Operating expenses
Selling expenses	6,923	23,217	15,268	46,052	120,404
Research and development	-	132,419	-	392,232	-
Provision (Reversal) on allowance of obsolescence	-	121,785	-	232,979	-
General and administrative	354,958	347,807	649,863	668,191	3,674,244
Total operating expenses	361,881	625,228	665,131	1,339,454	3,794,648

Loss from operations	(361,849)	(625,228)	(654,374)	(1,339,454)	(4,312,145)

Other income (expenses)
Interest income	128	36	199	301	1,199
Interest expense	(70,801)	(39,544)	(136,404)	(53,873)	(384,283)
Loss on disposal of assets	-	2	-	(9,261)	(1,651,934)
Government subsidy income	-	87,738	-	87,738	161,205
Total other income (expenses)	(70,673)	48,232	(136,205)	24,905	(1,873,813)

Net loss	(432,522)	(576,996)	(790,579)	(1,314,549)	(6,185,958)
Less: Net loss attributable to non-controlling interest	(77,248)	(90,161)	(141,197)	(209,009)	(1,057,734)
Net loss attributable to China Wind Energy Inc.	(355,274)	(486,835)	(649,382)	(1,105,540)	(5,128,224)

Other comprehensive income (loss)
Foreign currency translation	(121)	689	5,596	(687)	55,897

Comprehensive loss	(355,395)	(486,146)	(643,786)	(1,106,227)	(5,072,327)
Comprehensive loss attibutabe to Non – controlling interest	(77,248)	(90,161)	(141,197)	(209,009)	(1,057,734)
Comprehensive loss attributable to China Wind Energy Inc.	(278,147)	(395,985)	(502,589)	(897,218)	(4,014,593)

Net Loss Per Share, Basic and Diluted	(0.01)	(0.01)	(0.01)	(0.02)

Weighted Average Shares Outstanding, Basic and Diluted	51,902,250	51,902,250	51,902,250	51,902,250

The accompanying notes are an integral part of these financial statements

China Wind Energy Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended January 31, 2010	Six Months Ended January 31, 2009	November 27, 2006 (Inception) to January 31, 2010
Cash Flows From Operating Activities
Net Loss	$(790,579)	$(1,314,549)	$(6,185,958)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	260,540	41,703	750,365
Amortization	24,191	155,020	123,844
Loss on disposal of assets	-	9,261	1,651,934
Loss (Gain) on physical count of inventories	-	-	26,831
Provision (Reversal) on allowance of obsolescence	-	232,979	-
Common stock issued for services	-	-	17,850
Changes in operating assets and liabilities:
Accounts receivable, net	-	8,191	19,188
Prepaid expenses	(43,841)	17,169	222,463
Advances to suppliers	-	9,593	-
Inventories	(283,533)	(102,266)	(419,977)
Prepayment and deposit	(2,100)	166,830	555,650
Accounts payable and accrued liabilities	64,812	243,384	269,070
Customer deposit	(116,892)	79,347	(33,965)
Other payables	(8,736)	67,169	(26,213)
Wages payable	6,433	22,083	72,451
Deferred charges	-	(898)	-
Net cash used in operating activities	(889,705)	(364,984)	(2,956,467)

Cash Flows from Investing Activities
Purchases of property and equipment	(188,038)	(684,449)	(1,461,812)
Cash paid for construction in progress	(42,822)	-	(441,380)
Proceeds from sale of land use right	882,657	-	955,942
Proceeds from sale of fixed assets	-	7,311	99,278
Cash paid to acquire intangibles	-	-	(1,407)
Cash acquired on acquisition	-	-	314,713
Collection of loans made to related parties	-	185,689	993,502
Net cash provided by (used in) investing activities	651,797	(491,449)	458,836

Cash Flows From Financing Activities
Proceeds from related party loans	-	17,284	69,319
Proceeds from short term loans	326,506	1,004,748	2,834,441
Repyament of short term loans	(77,604)	-	(626,045)
Proceeds from issuance of common stock	-	-	100,001
Net cash provided by financing activities	248,902	1,022,032	2,377,716

Effect of exchange rate changes on cash	(118)	73,066	196,024
Net increase in cash and cash equivalents	10,876	238,665	76,109

Cash and cash equivalents, beginning of period	65,233	80,348	-
Cash and cash equivalents, end of period	$76,109	$319,013	$76,109
Supplemental disclosure information:
Interest expense paid	$43,781	$-	$81,584
Income taxes paid	$-	$-	$-

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

Reclassifications

Certain January 31, 2009 amounts have been reclassified to conform to the current period presentation.

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

During the first quarter of fiscal 2010, in accordance with U.S. GAAP, the Company adopted the standard on consolidation as it relates to noncontrolling interests. The standard changed the accounting and reporting for minority interests, which were recharacterized as noncontrolling interests and classified as a component of equity. The standard requires retrospective adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of the standard will be applied prospectively. The adoption of the guidance did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued ASC 855, Subsequent Events. This standard is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FASB ASC 855 is effective for fiscal years and interim periods ended after June 15, 2009. The Company adopted this standard effective June 15, 2009, and has evaluated any subsequent events through March 17, 2010.

2. GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has accumulated deficits of $5,128,224 at January 31, 2010 that includes a loss of $432,522 for the three months ended January 31, 2010.  The Company also had a working capital deficiency of $3,375,468 as of January 31, 2010. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going basis and do not include any adjustments that might result from outcome of this uncertainty.

At January 31, 2010, the Company has suffered losses from development stage activities to date. Although additional sources of equity or debt financing, there is no assurance these activities will be successful.

3. SHORT TERM LOANS

Short term loans consist of the following:

	January 31, 2010	July 31, 2009
12-month Bank Loan bearing interest at 5.841% per annum and maturing in February 2010	$1,467,000	$1,465,700
Loans from individuals	895,279	645,805
Short term loan	$2,362,279	$2,111,505

The Company pledged the building and land located in Binxi city as collateral of the bank loan. In February 2010, the loan became mature and was paid off.

Loans from individuals were made by individuals to cover the Company’s temporary cash shortages. The short term loans are unsecured and due on demand. Not all of the loans are interest-bearing. For interest bearing loans, the interest rate is ranging from 14% to 40% per annum.

Interest expenses for short term loans are $70,801 and $39,544 for the quarter ended January 31, 2010 and 2009, respectively.

4. OTHER ADVANCE RECEIPTS

On November 6, 2007, the Company signed a contract with Heilongjiang Nongkentaixing Real Estate Development Co. Ltd to sell the Company’s land use rights in Harbin City. The total contract price is approximately $10,308,827. The Company is obligated to clear the original buildings on the land before the transfer of the land use rights can be completed.

In October 2008, the title transfer was approved by the government and by July 31, 2009, the company had received net proceeds of $7,694,925. The remaining proceeds net of sales tax for the amount of $882,351 was included as accounts receivable at July 31, 2009. By January 31, 2010, the Company had received the proceeds. Loss on the disposal of land use rights for the amount of $1.7 million was recognized for the year ended July 31, 2009.

5. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 17, 2010, which is the date the financial statements were issued, and has concluded that no such events or transactions took place which would require disclosure herein.

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

Results of Operations

Comparison of the Three Months Ended January 31, 2010 and 2009

Revenue and Net Loss

For the three months ended January 31, 2010, there was $32 sales revenue and a net loss of 432,522. For the three months ended January 31, 2009, there was $Nil sales revenue and a net loss of $576,996. This decreased loss of $144,474 or 25.04% resulted primarily from decreasing of research and development expenses of $132,419.

General and Administrative Expenses

General and administrative expenses for the three months ended January 31, 2010 were $354,958, an increase of $7,151 or 2.06% compared to $347,807 for the comparable period in 2009. The increase was primarily attributable to increase of office expenses.

Research and Development Expenses

Research and development expenses for the three months ended January 31, 2010 were $Nil, a decrease of $132,419 or 100% compared to $132,419 for the comparable period in 2009. The decrease was primarily attributable to lack of research fund.

Interest Expenses

Interest expense for the three months ended January 31, 2010 was $70,801 compared to $39,544 for the comparable period in 2009, an increase of $31,257 or 79.04%. The increase was primarily attributable to increase of short term loan balance from $1,125,330 on January 31, 2009 to $2,362,279 on January 31, 2010.

Income Tax Expenses

Income tax for the three months ended January 31, 2010 was $Nil, unchanged from the comparable period in 2009.

Comparison of the Six months Ended January 31, 2010 and 2009

Revenue and Net Loss

For the six months ended January 31, 2010, there was $184,470 sales revenue and a net loss of 790,579. For the six months ended January 31, 2009, there was $Nil sales revenue and a net loss of $1,314,549. This decreased loss of $523,970 or 39.86% resulted primarily from decreasing of research and development expenses of $392,232 and provision on allowance of obsolescence of $232,979.

General and Administrative Expenses

General and administrative expenses for the six months ended January 31, 2010 were $649,863, a decrease of $18,328 or 2.74% compared to $668,191 for the comparable period in 2009. The decrease was primarily attributable to our cost control.

Research and Development Expenses

Research and development expenses for the six months ended January 31, 2010 were $ Nil, a decrease of $392,232 or 100% compared to $392,232 for the comparable period in 2009. The decrease was primarily attributable to lack of research fund.

Interest Expenses

Interest expense for the six months ended January 31, 2010 was $136,404 compared to $53,873 for the comparable period in 2009, an increase of $82,531 or 153.2%. The increase was primarily attributable to increase of short term loan balance from $1,125,330 on January 31, 2009 to $2,362,279 on January 31, 2010.

Income Tax Expenses

Income tax for the six months ended January 31, 2010 was $Nil, unchanged from the comparable period in 2009.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of the six months ended January 31, 2010 was $65,233 and increased to $76,109 by the end of the period, an increase of $10,876 or 16.67%. The increase was primarily attributable to increase of short term loan. The net change in cash and cash equivalents represented a decrease of $227,789 or 95.44% to $10,876 from $238,665 for the comparable period in 2009. The decrease was primarily attributable to changing of short term loan balance reduced to $250,774 from $1,004,748 for the comparable period in 2009.

Net cash used in operating activities

Net cash outflow from operating activities for the six months ended January 31, 2010 was $889,705, a increase of $531,769 or 145.6% from $364,984 for the comparable period in 2009. The decrease was primarily attributable to reduce of research and development expenses of $392,232.

Net cash used in investing activities

Net cash provided by investing activities for the six months ended January 31, 2010 was $651,797, an increase of $1,143,246 compared to $491,449 used in investing activities for the comparable period in 2009. The increase was primarily attributable the increase of the  proceeds from sale of land use right and the reduction of the purchases of property and equipment.

Trends

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Inflation

We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

Working Capital

Our working capital deficit was $3,375,468 at January 31, 2010.

We currently generate our cash flow through our operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of January 31, 2010, but from time to time, we may identify new business opportunities to improve the profitability and working capital from operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

See Item 4 (T) below.

ITEM 4(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2010. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls and disclosed in our Annual Report for the year ended July 31, 2009, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

ITEM 4.  (REMOVED AND RESERVED)

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

China Wind Energy Inc.
(Registrant)

/s/ Shouquan Sun
Date: March 17, 2010	Shouquan Sun
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director