Form 10-Q
period 2010-04-30
China Wind Energy Inc.
filed 2010-06-14
CIK 1393109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20-549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

or

 ☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number: 000-53480

CHINA WIND ENERGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
No.2 Haibin Road, Binxi Developing Area Heilongjiang Province People’s Republic of China	150000
(Address of principal executive offices)	(Zip Code)

011-86- 451-87009618
 (Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of June 14, 2010, there are 51,902,250 shares of $0.0001 par value common stock issued and outstanding.

FORM 10-Q
CHINA WIND ENERGY, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

China Wind Energy Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	April 30, 2010	July 31, 2009
Assets
Current Assets
Cash and cash equivalents	$24,842	$65,233
Accounts receivable, net of allowance for doubtful account of $- and $-, respectively	9,910	891,776
Inventories, net of allowance for obsolescence of $1,021,934 and $1,021,028, respectively	1,103,500	648,043
Prepaid expenses	281,250	125,899
Total current assets	1,419,502	1,730,951

Prepayment and deposit	89,984	10,945
Due from related parties	163,158	298,884
Property and equipment, net of accumulated depreciation of $941,607 and $549,659, respectively	9,064,041	9,214,594
Construction in progress	899,834	797,016
Goodwill	8,110,960	8,110,960
Intangible assets, net of accumulated amortization of $95,443 and $66,902, respectively	1,803,039	1,839,116
Total Assets	$21,550,518	$22,002,466

Liabilities & Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$2,220,981	$1,962,075
Customer deposit	14,557	131,333
Other payables	30,848	18,056
Short term loans	2,155,549	2,111,505
Due to related parties	408,128	76,108
Wages payable	226,698	66,081
Total current liabilities	5,056,761	4,365,158

Stockholders' Equity
Common stock; 400,000,000 shares authorized; 0.0001 par value; 51,902,250 shares issued and outstanding, respectively	5,191	5,191
Additional paid-in capital	20,335,701	20,335,701
Accumulated other comprehensive income	55,988	50,301
Accumulated deficit during development stage	(5,423,847)	(4,478,842)
Total China Wind Energy Stockholders' Equity	14,973,033	15,912,351
Non-controlling interest	1,520,724	1,724,957
Total Stockholders' Equity	16,493,757	17,637,308
Total Liabilities & Stockholders' Equity	$21,550,518	$22,002,466

The accompanying notes are an integral part of these financial statements

China Wind Energy Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended April 30, 2010	Three Months Ended April 30, 2009	Nine Months Ended April 30, 2010	Nine Months Ended April 30, 2009	November 27, 2006 (Inception) to April 30, 2010
Revenue	$-	$-	$184,508	-	$415,199
Cost of goods sold	-	-	（132,966)	-	(891,911)
Gross profit (Loss)	-	-	51,542	-	(476,712)

Operating expenses
Selling expenses	660	19,065	15,928	65,117	121,064
Research and development	-	31,492	-	423,724	-
Provision (Reversal) on allowance of obsolescence	-	(36,595)	-	196,384	-
General and administrative	258,369	298,640	949,017	966,831	3,973,398
Total operating expenses	259,029	312,602	964,945	1,652,056	4,094,462

Loss from operations	(259,029)	(312,602)	(913,403)	(1,652,056)	(4,571,174)

Other income (expenses)
Interest income	109	14	308	315	1,308
Interest expense	(100,982)	(48,509)	(237,386)	(102,382)	(485,265)
Loss on disposal of assets	-	(2)	-	(9,263)	(1,651,934)
Government subsidy income	-	15	-	87,753	161,205
Total other income (expenses)	(100,873)	(48,482)	(237,078)	(23,577)	(1,974,686)

Net loss	(359,902)	(361,084)	(1,150,481)	(1,675,633)	(6,545,860)
Less: Net loss attributable to non-controlling interest	(64,279)	(64,433)	(205,476)	(273,442)	(1,122,013)
Net loss attributable to China Wind Energy Inc.	(295,623)	(296,651)	(945,005)	(1,402,191)	(5,423,847)

Other comprehensive income (loss)
Foreign currency translation	111	3,061	6,930	2,374	57,231

Comprehensive loss	(359,791)	(358,023)	(1,143,551)	(1,673,259)	(6,488,629)
Comprehensive loss attributable to Non – controlling interest	(64,259)	(64,433)	(204,233)	(273,442)	(1,112,447)
Comprehensive loss attributable to China Wind Energy Inc.	(295,532)	(293,590)	(939,318)	(1,399,817)	(5,376,182)

Net Loss Per Share, Basic and Diluted	(0.01)	(0.01)	(0.02)	(0.03)

Weighted Average Shares Outstanding, Basic and Diluted	51,902,250	51,902,250	51,902,250	51,902,250

The accompanying notes are an integral part of these financial statements

China Wind Energy Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended April 30, 2010	Nine Months Ended April 30, 2009	November 27, 2006 (Inception) to April 30, 2010
Cash Flows From Operating Activities
Net Loss	$(1,150,481)	$(1,675,633)	$(6,545,860)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	391,946	62,223	881,771
Amortization	36,287	160,504	135,940
Loss on disposal of assets	-	9,263	1,651,934
Loss (Gain) on physical count of inventories	-	-	26,831
Provision (Reversal) on allowance of obsolescence	-	196,384	-
Common stock issued for services	-	-	17,850
Changes in operating assets and liabilities:
Accounts receivable, net	-	-	19,188
Prepaid expenses	(155,239)	4,887	111,065
Advances to suppliers	-	(19,235)	-
Inventories	(454,882)	(302,360)	(591,326)
Prepayment and deposit	(79,029)	96,279	478,721
Accounts payable and accrued liabilities	257,166	332,055	461,424
Customer deposit	(116,892)	109,215	(33,965)
Other payables	12,776	5,876	(4,701)
Wages payable	160,558	34,796	226,576
Deferred charges	-	(721)	-
Net cash used in operating activities	(1,097,790)	(986,467)	(3,164,552)

Cash Flows from Investing Activities
Purchases of property and equipment	(233,276)	(809,028)	(1,507,050)
Cash paid for construction in progress	(102,111)	-	(500,669)
Proceeds from sale of land use right	882,657	-	955,942
Proceeds from sale of fixed assets	-	7,313	99,278
Cash paid to acquire intangibles	-	-	(1,407)
Cash acquired on acquisition	-	-	314,713
Collection of loans made to related parties	135,991	167,655	1,129,493
Net cash provided by (used in) investing activities	683,261	(634,060)	490,300

Cash Flows From Financing Activities
Proceeds from related party loans	331,952	17,399	401,271
Proceeds from short term loans	1,759,824	2,219,308	4,267,759
Repayment of short term loans	(1,717,637)	-	(2,266,078)
Proceeds from issuance of common stock	-	-	100,001
Net cash provided by financing activities	374,139	2,236,707	2,502,953

Effect of exchange rate changes on cash	(1)	72,773	196,141
Net increase (decrease) in cash and cash equivalents	(40,391)	688,953	24,842

Cash and cash equivalents, beginning of period	65,233	80,348	-
Cash and cash equivalents, end of period	$24,842	$769,301	$24,842
Supplemental disclosure information:
Interest expense paid	$51,881	$102,382	$89,684
Income taxes paid	$-	$-	$-

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

Reclassifications

Certain April 30, 2009 amounts have been reclassified to conform to the current period presentation.

2. GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has accumulated deficits of $5,423,847 at April 30, 2010 that includes a loss of $359,902 for the three months ended April 30, 2010.  The Company also had a working capital deficiency of $3,637,259 as of April 30, 2010. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In response to these conditions, the Company may raise additional capital through borrowings from individuals. The consolidated financial statements have been prepared on a going basis and do not include any adjustments that might result from outcome of this uncertainty.

At April 30, 2010, the Company has suffered losses from development stage activities to date. Although additional sources of equity or debt financing, there is no assurance these activities will be successful.

3. INVENTORIES

Inventories consist of the following:

	April 30, 2010	July 31, 2009
Raw material	$503,134	$499,610
Work-in-progress	1,507,608	1,054,871
Finished goods	114,692	114,590
	2,125,434	1,669,071
Less: Allowance for obsolescence	(1,021,934)	(1,021,028)
Inventory, net	$1,103,500	$648,043

 4. RELATED PARTY TRANSACTIONS

Due from related parties consist of the following:

Name and Description of Related Parties	April 30, 2010	July 31, 2009
Wang, Guangyu - Stockholder	$1,788	$1,787
Mudanjiang Sanye Wind Energy Power Co., Ltd. - A company controlled by Sun, Shouan	161,370	161,227
Harbin New World Real Estate Co., Ltd. - A company controlled by Sun, Shouquan	-	135,870
Total	$163,158	$298,884

"Due from related parties" represents loans that are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore are not considered current assets.

The balance owed by the President and CEO, and the company under his control, totaled $161,370 and $297,097 as of April 30, 2010 and July 31, 2009, respectively.   The loans were made by Harbin SQ before the acquisition of Harbin SQ by the Company and there has been no material modification or renewal of the loan after the date of acquisition. The Company has changed its related policy and procedures in line with the prohibition on personal loans to executives contained in Section 402 of the Sarbanes-Oxley Act of 2002. The Company plans to settle all outstanding balance of this loan in the near future.

Due to related parties consist of the following:

Name and Description of Related Parties	April 30, 2010	July 31, 2009
Ren, Jian – Prior CEO	$52,011	$51,980
Zhang, Luhui - Stockholder	3,421	3,418
Sun, Weizhen – Immediate relative of Sun, Shouquan	331,967	-
Sun, Shouan - Sun, Shouquan's brother; Stockholder	20,018	19,999
Sun, Shouquan - CEO; Stockholder	711	711
Total	$408,128	$76,108

"Due to related parties" represents loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, and are therefore, deemed payable on demand.

5. SHORT TERM LOANS

Short term loans consist of the following:

	April 30, 2010	July 31, 2009
12-month Bank Loan bearing interest at 5.841% per annum and maturing in February 2010	$-	$1,465,700
Loans from individuals	2,155,549	645,805
Short term loan	$2,155,549	$2,111,505

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

Interest expenses for short term loans are $100,982 and $48,509 for the quarter ended April 30, 2010 and 2009, respectively.

6. OTHER ADVANCE RECEIPTS

On November 6, 2007, the Company signed a contract with Heilongjiang Nongkentaixing Real Estate Development Co. Ltd to sell the Company’s land use rights in Harbin City. The total contract price is approximately $10,308,827. The Company is obligated to clear the original buildings on the land before the transfer of the land use rights can be completed.

In October 2008, the title transfer was approved by the government and by July 31, 2009, the company had received net proceeds of $7,694,925. The remaining proceeds net of sales tax for the amount of $882,351 were included as accounts receivable at July 31, 2009. By January 31, 2010, the Company had received the proceeds. Loss on the disposal of land use rights for the amount of $1.7 million was recognized for the year ended July 31, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Comparison of the Three Months Ended April 30, 2010 and 2009

Revenue and Net Loss

For the three months ended April 30, 2010, there was no sales revenue and a net loss of $359,902. For the three months ended April 30, 2009, there was no sales revenue and a net loss of $361,084. This decreased loss of $1,182 or 0.33% resulted primarily from the net effect of a decrease of research and development expense of $31,492, provision on allowance of obsolescence gain of $36,595, G&A of $40,271, the increase of interest expense of $52,473.

General and Administrative Expenses

General and administrative expenses for the three months ended April 30, 2010 were $258,369, a decrease of $40,271 or 0.13% compared to $298,640 for the comparable period in 2009. The decrease was primarily attributable to decrease of office expenses.

Research and Development Expenses

Research and development expenses for the three months ended April 30, 2010 were nil, a decrease of $31,492 or 100% compared to $31,492 for the comparable period in 2009. The decrease was primarily attributable to the lack of research funds.

Interest Expenses

Interest expense for the three months ended April 30, 2010 was $100,982 compared to $48,509 for the comparable period in 2009, an increase of $52,473 or 108.17%. The increase was primarily attributable to the bank loan of $1,465,700 since February 2009 at 5.841% per annum and various loans from individuals.

Income Tax Expenses

Income tax for the three months ended April 30, 2010 was nil, unchanged from the comparable period in 2009.

Comparison of the Nine Months Ended April 30, 2010 and 2009

Revenue and Net Loss

For the nine months ended April 30, 2010, there was $184,508 sales revenue and a net loss of 1,150,481. For the nine months ended April 30, 2009, there was no sales revenue and a net loss of $1,675,633. This decreased loss of $525,152 or 31.34% was resulted primarily from the decrease of research and development expenses of $423,724 and provision on allowance of obsolescence of $196,384.

General and Administrative Expenses

General and administrative expenses for the nine months ended April 30, 2010 were $949,017, a decrease of $17,814 or 1.84% compared to $966,831 for the comparable period in 2009. The decrease was primarily attributable to our cost control.

Research and Development Expenses

Research and development expenses for the nine months ended April 30, 2010 were nil, a decrease of $423,724 or 100% compared to $423,724 for the comparable period in 2009. The decrease was primarily attributable to lack of research fund.

Interest Expenses

Interest expense for the nine months ended April 30, 2010 was $237,386 compared to $102,382 for the comparable period in 2009, an increase of $135,004 or 131.86%. The increase was primarily attributable to the bank loan of $1,465,700 since February 2009 at 5.841% per annum and various loans from individuals.

Income Tax Expenses

Income tax for the nine months ended April 30, 2010 was nil, unchanged from the comparable period in 2009.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of the nine months ended April 30, 2010 were $65,233 and decreased to $24,842 by the end of the period, a decrease of $40,391 or 62%. The decrease was primarily attributable to $1,097,790 net cash used in operating activities, proceeds from sale of land use right of $882,657, proceeds from related party loans of $331,952.

Our auditors’ “Going Concern” qualification on our consolidated financial statements dated July 31, 2009 might create additional doubt about our ability to stay in business, potentially resulting in total shareholder loss on investment.

Net cash used in operating activities

Net cash used in operating activities for the nine months ended April 30, 2010 was $1,097,790, an increase of $111,323 or 11% from $986,467 for the comparable period in 2009. The increase was the net effect of decrease of net loss of $525,153, the increase in depreciation add-back of $329,722, decrease in amortization expense add-back of $124,217, decrease of provision on allowance of obsolescence add-back of $196,384, increase of changes of prepaid expenses by $160,126, inventory by $152,522, prepayment by $175,308, and customer deposit by $226,107.

Net cash provided by (used in) investing activities

Net cash inflow provided by investing activities for the nine months ended April 30, 2010 was $683,261, an increase of $1,317,321 compared to $634,060 used in financing activities for the comparable period in 2009. The increase was primarily attributable to proceeds received from the sale of land use right and the reduction of the purchases of property and equipment.

Net cash provided by financing activities

Net cash inflow provided by financing activities for the nine months ended April 30, 2010 was $374,139, a decrease of $1,862,568 compared to $2,236,707 provided by financing activities for the comparable period in 2009. The decrease was primarily attributable to less net borrowing of short term loans.

Trends

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Inflation

We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

Working Capital

Our working capital deficit was $3,637,259 at April 30, 2010.

We currently are not generating our cash flow through our operations. We believe that our cash flow generated from operations will not be sufficient to sustain operations for at least the next 12 months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

See Item 4(T) below.

Item 4(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2010. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls and disclosed in our Annual Report for the year ended July 31, 2009, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective. Management is currently evaluating remediation plans for the above control deficiencies.

Changes in Internal Controls

During the quarter covered by this period there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved).

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* The Exhibits attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA WIND ENERGY, INC.
(Registrant)

/s/ Shouquan Sun
Date: June 14, 2010	Shouquan Sun
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, Director