Form 10-K
period 2010-07-31
China Wind Energy Inc.
filed 2010-12-09
CIK 1393109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registration has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that he registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of Common Stock held by non-affiliates of the Registrant was $24,233,120 based on a $0.60 closing price for the Common Stock on January 27, 2010.  For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Number of common shares outstanding at December 7, 2010:  51,902,250

PART I

Item 1.   Business

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

As used in this annual report, the terms "we", "us", "our", “our company”, and "China Wind" mean China Wind Energy Inc. and all of our subsidiaries, unless otherwise indicated.

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

In the first half of 2010, we signed a ten-year wind turbine blade supply agreement with Xu Ji Wind Energy Technology Company (“Xu Ji”), a subsidiary to State Grid Corporation of China (“State Grid”). Pursuant to the terms of the agreement, we agreed to supply blades for wind turbines rated at 2.0 MW and above with a length of 45.3 meters. We are now developing and producing the required blade moulds to satisfy this order.

Description of Business

Harbin SQ, our majority-owned subsidiary, focuses primarily on the production of wind turbine blades and combine harvesters.  Our primary product is a blade for wind turbine generators which allows for variable pitch and speed.  Different from other blades of the 600KW and 750KW type produced in China, our blade products provide variable speed and pitch adjustments to achieve high efficiency.  We have 5 individual patents on our wind turbine blades.

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

Factors that may affect sales volumes for our wind turbine blades include:

☐	world gross domestic product growth;

☐	the availability of alternative sources of energy; and

☐	the growth in demand for wind powered energy.

Factors that may affect the prices for our wind turbine blades include:

☐	world economic environment;

☐	industry operating rate, which is based on the supply and demand; and

☐	relative strength of the Chinese currency.

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

Wind energy is a rapidly growing market segment for the composites industry and is a fast growing energy sector. According to related research report, 38,310 MW of new wind generating capacity was installed in 2009, an increase of 31.6 percent compared to the previous year. One third of the new wind generating capacity is made in China. We are initially focusing on the domestic market in China, but will be looking to distribute our products throughout the world, with a focus on Europe.

Raw Materials

We source our raw materials from various metal smelting and electronics manufacturers in our local vicinity.  Although we have not been subject to shortages of any of the components used in the fabrication of our wind turbines, we may be subject to cutbacks and price increases as we do not currently have any long term contracts with our supplies.  In the event that prices do increase; we may not be able to pass these increases on to our customers.

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

Products

In 2010, the price of blades of below 1.5 MW wind turbine went down; providing low profit margin. Therefore, we suspended the preparations for the production of blades of such specifications in 2010.

In the first half of 2010, we signed a ten-year blade supply agreement with Xu Ji Pursuant to the terms of the agreement, we agreed to supply blades for wind turbines rated at 2.0 MW and above with a length of 45.3 meters. We are now developing and producing the required blade moulds to satisfy this order. We expect to supply 100 sets of blades to Xu Ji in the second half of 2011.

In 2010, we began research and production of an intelligent blade monitor system. The service life of turbine blade is twenty years. Exposed to wind, frog, rain, the damage to them is inevitable. At present, the damage to blades can only be found when it causes the shutdown of turbines. We believe that our intelligent blade monitor system will aid in monitoring blade damage, dynamic balancing, ice covering, turbine and gear case temperature and turbine tower column inclination. Our targeted customers are turbine blade producers, wind turbine generator producers and wind field operators. We anticipate that the products will enter the market in November or December 2010 with commercial levels of production in March of 2011.

In 2010 we also we engaged in the upgrading of combine harvesters. We have been manufacturing combine harvesters for over ten years. In the light of market demand, our backpack type harvesters will be upgraded to self-walking harvesters, which can harvest soybeans, wheat, rice and maize. They are now in small-scale trial production stage. We expect to produce 100 sets in 2011.

Customers

For the year ended July 31, 2010, we generated revenues of $194,069. These revenues resulted from the sales of combine harvesters as our wind turbine products are not yet ready for sale.  We plan to distribute our products to various customers including private companies as well as government-backed entities.  As of December 6, 2010 we have not sold any of our wind turbines or related products.

A significant percentage of our revenues for the year ended July 31, 2010 came from a small number of customers and we anticipate this will continue as we begin to produce and sell our wind turbine products due to the cost and nature of the product.

In light of the blade market change in 2010, we made those who are in need of blades of 2.0 MW and above turbines as our main targeted customers.
Customers

For the year ended July 31, 2010, we generated revenues of $194,069. These revenues resulted from the sales of combine harvesters as our wind turbine products are not yet ready for sale.  We plan to distribute our products to various customers including private companies as well as government-backed entities.  As of December 7, 2010 we have not sold any of our wind turbines or related products.

A significant percentage of our revenues for the year ended July 31, 2010 came from a small number of customers and we anticipate this will continue as we begin to produce and sell our wind turbine products due to the cost and nature of the product.

In light of the blade market change in 2010, we made those who are in need of blades of 2.0 MW and above turbines as our main targeted customers.

Employees

As of December 7, 2010 we had 400 employees. All employed full time, one of which is Shouquan Sun, our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and director. Mr. Sun provides us with services in the areas of management, administration and business development. We also engage consultants in the areas of business development consulting, legal and accounting.

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

Beneficial Regulations

In 2010, we have been qualified as a scientific and technological enterprise by our provincial government. This provides us with a preferential income tax levied at a reduced tax rate of 15%.

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

Item 1A.   Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

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

In September 2008 the claims of the plaintiffs were refuted in a judgment of the Court of Bin County, Heilongjiang Province.  On May 25, 2009, 48 individual plaintiffs appealed the decision to a higher court.  All appeals have been rejected by the courts and we do not anticipate any further liability from these proceedings.

We know of no other material, active or pending legal proceedings against us, our subsidiaries or our property, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

Item 4.   [Removed and Reserved]

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

The following table shows the high and low prices of our common shares on the OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
May 1, 2010 – July 31, 2010	$0.55	$0.0722
February 1, 2010 – April 30, 2010	$0.55	$0.051
November 1, 2009 – January 31, 2010	$0.99	$0.20
August 1, 2009 – October 31, 2009	$1.08	$0.05
May 1, 2009 – July 31, 2009	$0.91	$0.51
February 1, 2009 – April 30, 2009	$0.91	$0.52
November 1, 2008 – January 31, 2009	$0.55	$0.41
August 1, 2008 – October 31, 2008	$1.30	$0.51
May 1, 2008 – July 31, 2008	$1.60	$0.90

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future.

Holders

As of December 7, 2010, there were 3,360 holders of record of our common stock.

Dividends

Holders of our common stock are entitled to dividends if declared by the Board of Directors out of funds legally available therefore. As of December 7, 2010 no cash dividends have been declared.

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

Equity Compensation Plans

As of December 7, 2010, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

We have not made any previously unreported sales from August 1, 2008 to July 31, 2010.

Recent Purchases of Equity Securities by us and our Affiliated Purchases

We have not repurchased any of our common stock and have no publicly announced repurchase plans or programs as of December 7, 2010.

Item 6.   Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

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

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, "could" "may", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Prospectus.

Liquidity and Capital Resources

At July 31, 2010 and 2009 we had cash of $257,620 and $65,233 respectively.

Since November 27, 2006 (inception) to July 31, 2010, our accumulated deficit was $13,853,487. We are dependent on the funds raised through our equity or debt financing, investing activities, and revenue generated through the sales of our products to fund our operations. The ability of our Company to continue as a going concern is dependent upon our ability to successfully accomplish our business plans and eventually secure other sources of financing and attain profitable operations.  We anticipate that we will incur substantial losses over the next year and our ability to generate any revenues in the next 12 months continues to be uncertain.

As of July 31, 2010 we had total assets of $12,553,642 compared to $22,002,466 as of July 31, 2009.  The decrease in total assets was due to goodwill impairment charge upon our annual goodwill impairment test.  Our total assets as of July 31, 2010 were primarily made up of property, equipment and intangible assets. Our total liabilities increased from $4,365,158 as of July 31, 2009 to $6,156,213 as of July 31, 2010 due to an increase in short term loans.

We used net cash of $1,234,010 in operating activities for the year ended July 31, 2010 as compared to $1,642,454 for the year ended July 31, 2009 and $3,300,771 from inception to July 31, 2010.  The decrease in cash used in operating activities for the year ended is mainly attributed to decrease in accounts receivable.

We used net cash of $31,221 in investing activities for the year ended July 31, 2010 including $319,896 in purchase of property, offset by $288,675 in collection of loans made to related parties. This compares to $303,599 used in investing activities for the year ended July 31, 2009 including $799,738 in purchases of property and equipment and $398,558 in cash paid for construction, offset by $723,541 collection of loans made to related parties.

We received net cash of $1,455,906 from financing activities for the year ended July 31, 2010, including $4,382,386 from short term loans, offset by 2,926,480 repayments of short term loans. We received net cash of $1,934,109 from financing activities for the year ended July 31, 2009, including $19,614 as proceeds from related party loans and $2,462,936 from other short term loans.  We also repaid $548,441 towards short term loans during the year ended July 31, 2009.

Our cash position increased by $192,387 during the year ended July 31, 2010 compared to a decrease of $15,115 during the year ended July 31, 2009.

During the year ended July 31, 2010 we secured short term loans from an institutions and individuals to meet our ongoing cash requirements.  Below is a table of these loans at July 31, 2010 and 2009.

	2010	2009
Bank loan 2010	$2,217,000	$-
Bank loan 2009	-	1,465,700
Loans from individuals	677,160	645,805
Short term loan	$2,894,160	$2,111,505

Not all of the loans from individuals are interest-bearing. For interest bearing loans, the interest rate is ranging from 14% to 40% per annum. Interest expenses for short term loans were $648,436 for the year ended July 31, 2010 and $239,141 for the year ended July 31, 2009.

Our subsidiary, Harbin SQ provided a loan to Shouquan. Sun, our President, prior to us acquiring it.  No monies have been loaned to Mr. Sun since our acquisition of Harbin SQ.  As of July 31, 2010, Mr. Sun and the company under his control owed us $8,890 compared to $297,097 as of July 31, 2009.  From April 30, 2008 to July 31, 2010, Mr. Sun has repaid a total of $1,271,147 on the loans.  We hope to have the remaining funds settled with Mr. Sun in the near future.

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

Our approximate monthly cash requirement during the year ended July 31, 2010 was $49,065 compared to $51,031 during the year ended July 31, 2009.  We expect to require approximately $2,374,323 in financing to fund our business operations over the next 12 months (beginning November 2010), as follows:

Description	Estimated expenses

Research and development of wind turbines	$538,460
Marketing	104,130
Salaries	565,432
Equipment maintenance	20,288
Development of distribution chain	140,413
Utilities	200,600
Professional Fees	220,000
General and administrative expenses	585,000
Total	$2,374,323

At present, our cash requirements for the next 12 months outweigh the funds available to maintain or develop our operations. Of the $2,374,323 that we require for the next 12 months, we had $257,620 in cash as of July 31, 2010.  In order to improve our liquidity, we intend to apply for short term mortgage loan from bank. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available

Results of Operations

Revenues

Since our inception to July 31, 2010 we have generated gross revenues of $424,760 from the sale of combine harvesters manufactured by us.  We generated $194,069 during the year ended July 31, 2010 and $82,308 during the year ended July 31, 2009.  Our cost of goods sold was $887,682 for the year ended July 31, 2010 and $631,507 for the year ended July 31, 2009.   .

Expenses

For the year ended July 31, 2010, we have total operating expenses of $10,142,669, including $39,311 in selling expenses, $1,992,398 in general and administrative and $8,110,960 of goodwill impairment loss. By comparison, for the year ended July 31, 2009, we have total operating expenses of $4,334,680, including $101,351 in selling expenses, $2,581,395 in general and administrative and $1,651,934 in loss on disposal of assets.   For the period from inception to July 31, 2010 our total operating expenses were $14,924,118.

Net Loss

Since our inception on November 27, 2006 to July 31, 2010, we incurred a net loss of $16,808,386. For the year ended July 31, 2010, we incurred net loss of $ 11,413,008 compared to $4,961,009 for the year ended July 31, 2009. Our net loss per share was $0.18 for the year ended July 31, 2010 and $0.08 for the year ended July 31, 2009.

Our net loss for the year ended July 31, 2010 was the result of limited revenue of $194,069 counted against $887,682 in cost of goods sold, $39,311 in selling expenses, $1,992,398 in general and administrative expenses and $8,110,960 of goodwill impairment loss. Comparatively, during the year ended July 1, 2009 we generated revenue of $82,308 counted against $631,507 in cost of goods sold, $101,351 in selling expenses, $2,581,395 in general and administrative expenses and $1,651,934 in loss on disposal of assets.

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

Impairment of Long-Lived Assets

Long-lived assets, including property, plant and equipment, identifiable intangible assets and capitalized software costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value.

Goodwill and Other Intangible Assets

Goodwill is not subject to amortization but is tested for impairment on an annual basis (or more frequently if impairment indicators arise). Impairment losses are calculated at the reporting unit level, and represent the excess of the carrying value of reporting unit goodwill over its implied fair value. The implied fair value of goodwill is determined by a two-step process. The first compares the fair value of the reporting unit (measured as the present value of expected future cash flows) to its carrying amount. If the fair value of the reporting unit is less than its carrying amount, a second step is performed. In this step, the fair value of the reporting unit is allocated to its assets and liabilities to determine the implied fair value of goodwill, which is used to measure the impairment loss.

The Company’s evaluation of goodwill completed during the year ended July 31, 2010 resulted in $8,110,960 impairment loss.

Our intangible assets comprised of land use rights and are being amortized on a straight-line basis over their estimated useful life which is 40 years. None of our acquired intangible assets have indefinite lives. Land use rights are related to the land the Company occupies in Heilongjiang Province, PRC.

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

Item 7A.   Qualitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

CHINA WIND ENERGY INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTER PUBLIC ACCOUNTING FIRM

Board of Directors
China Wind Energy Inc. and Subsidiaries
(A development stage company)

We have audited the accompanying consolidated balance sheets of China Wind Energy Inc. and subsidiaries (a development stage company) as of July 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The statements of operations, changes in stockholders’ equity and cash flows from November 27, 2006 (date of inception) to July 31, 2007 were audited by other auditors whose report dated August 31, 2007 expressed an unqualified opinion, with an explanatory paragraph discussing the Company’s ability to continue as a going-concern. In addition, the statements of operations, changes in stockholders’ equity and cash flows from August 1, 2007 to July 31, 2008 were audited by other auditors whose report dated October 9, 2008 expressed an unqualified opinion, with an explanatory paragraph discussing the Company’s ability to continue as a going-concern. Our opinion on the statements of operations, changes in stockholders’ equity and cash flows from inception to July 31, 2010, insofar as it relates to amounts for prior periods through July 31, 2008, is solely based on the reports of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Wind Energy Inc. and subsidiaries at July 31, 2010 and 2009 and the consolidated results of its operations and its cash flows for the years then ended, and for the period from November 27, 2006 (date of inception) to July 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 of the Notes to the consolidated financial statements, effective August 1, 2009, the Company applied new accounting standards related to noncontrolling interests in subsidiaries.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the Notes to the consolidated financial statements, the Company has suffered losses from operations and has a working capital deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

December 6, 2010

China Wind Energy Inc. And Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets

	July 31,	July 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$257,620	$65,233
Accounts receivable, net	1,092	891,776
Inventories, net	639,740	648,043
Prepaid expenses	58,767	125,899
Total current assets	957,219	1,730,951

Prepayment and deposit	7,966	10,945
Due from related parties	10,691	298,884
Property and equipment, net	9,628,603	9,214,594
Construction in progress	156,503	797,016
Goodwill	-	8,110,960
Intangible assets, net	1,792,660	1,839,116

Total Assets	$12,553,642	$22,002,466

Liabilities & Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$2,386,509	$2,177,545
Short term loans	2,894,160	2,111,505
Due to related parties	875,544	76,108
Total current liabilities	6,156,213	4,365,158
Stockholders' Equity
Common stock; 400,000,000 shares authorized; 0.0001 par value; 51,902,250 shares issued and outstanding, respectively	5,191	5,191
Additional paid-in capital	20,335,701	20,335,701
Accumulated other comprehensive income	190,715	50,301
Accumulated deficit during development stage	(13,853,487)	(4,478,842)
Total China Wind Energy Inc. stockholders' equity	6,678,120	15,912,351
Non-controlling interest	(280,691)	1,724,957
Total Stockholders' Equity	6,397,429	17,637,308
Total Liabilities & Stockholders' Equity	$12,553,642	$22,002,466

The accompanying notes are an integral part of these financial statements

China Wind Energy Inc. And Subsidiaries
(A Development Stage Company)
Consolidated Statement of Operations

			Nov.27 2006
	Year Ended	Year Ended	(Inception) to
	July 31,2010	July 31,2009	July 31,2010

Revenue	$194,069	$82,308	$424,760
Cost of goods sold	(887,682)	(631,507)	(1,646,627)
Gross loss	(693,613)	(549,199)	(1,221,867)

Operating Expenses
Selling expenses	39,311	101,351	144,447
General and administrative	1,992,398	2,581,395	5,016,777
Loss on goodwill impairment	8,110,960	-	8,110,960
Loss on disposal of assets	-	1,651,934	1,651,934

Total operating expenses	10,142,669	4,334,680	14,924,118

Loss from operations	(10,836,282)	(4,883,879)	(16,145,985)

Other income (expenses)
Interest income	255	806	1,255
Interest expenses	(648,435)	(239,141)	(896,315)
Government subsidy income	71,454	161,205	232,659

Total other (expenses)	(576,726)	(77,130)	(662,401)

Loss before income taxes	(11,413,008)	(4,961,009)	(16,808,386)
Income taxes	-	-	-
Net loss	(11,413,008)	(4,961,009)	(16,808,386)
Less: net loss attributable to the non-controlling interest	2,038,363	883,791	2,954,899
Net loss attributable to China Wind Energy Inc.	(9,374,645)	(4,077,218)	(13,853,487)

Other comprehensive loss
Foreign currency translation	(173,129)	(5,932)	(223,430)
Total omprehensive loss	$(11,239,879)	(4,955,077)	$(16,584,956)
Comprehensive loss attributable to the non- controlling interest	(2,005,649)	(883.008)	(280,691)
Comprehensive loss attributable to China Wind Energy Inc.	(9,234,230)	(4,072,069)	(16,304,265)
Net Loss Per Share, Basic and Diluted	(0.18)	(0.08)
Weighted Average Shares Outstanding, Basic and Diluted	51,902,250	51,902,250

The accompanying notes are an integral part of these financial statements

China Wind Energy Inc. And Subsidiaries
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity
For the period from November 27, 2006 (Date of Inception) to July 31, 2010

	Common stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated Deficit During the Development	Non- controlling	Total Stockholders'
	Shares	Amount	Capital	Income	Stage	Interest	Equity
Balance at July 31, 2008	51,902,250	5,191	20,335,701	44,369	(401,624)	2,607,965	22,591,602
Foreign Currency Translation	-	-	-	5,932	-	783	6,715
Net loss for the period	-	-	-	-	(4,077,218)	(883,791)	(4,961,009)
Balance at July 31, 2009	51,902,250	5,191	20,335,701	50,301	(4,478,842)	1,724,957	17,637,308
Foreign Currency Translation	-	-	-	140,414	-	32,715	173,129
Net loss for the period	-	-	-	-	(9,374,645)	(2,038,363)	(11,413,008)
Balance at July 31, 2010	51,902,250	$5,191	$20,335,701	$190,715	$(13,853,487)	$(280,691)	$6,397,429

The accompanying notes are an integral part of these financial statements

China Wind Energy Inc. And Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows

			Nov. 27, 2006
	Year Ended	Year Ended	(Inception)
	July 31, 2010	July 31, 2009	to July 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,413,008)	$(4,961,009)	$(16,808,386)
Adjustments to reconcile net income to net cash
used for operating activities:
Depreciation	634,471	475,342	1,124,295
Provision for inventory	668,317	-	564,051
Amortization	41,419	48,334	141,072
Loss on disposal of assets	-	1,651,934	1,651,934
Loss(Gain) on physical count of inventories	-	-	26,831
Loss on goodwill impairment	8,110,960	-	8,110,960
Common stock issued for services	-	-	17,850
Changes in operating assets and liabilities
Accounts receivable	891,908	19,614	911,096
Prepaid expenses	(961)	317,646	265,343
Inventories	(526,502)	(204,767)	(558,680)
Advance to Suppliers	68,643	-	68,643
Prepayment and deposit	3,821	738,204	561,571
Accounts payable & accrued liabilities	286,922	272,248	622,649
NET CASH USED IN OPERATING ACTIVITIES	(1,234,010)	(1,642,454)	(3,300,771)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(319,896)	(799,738)	(1,593,670)
Cash paid for construction in progress	-	(398,558)	(398,558)
Proceeds from sale of land use right	-	73,285	73,285
Proceeds from sale of fixed assets	-	99,278	99,278
Cash paid to acquire intangibles	-	(1,407)	(1,407)
Collection of loans made to related parties	288,675	723,541	1,282,176
cash acquired on acquisition	-	-	314,713
CASH USED FOR INVESTING ACTIVITIES	(31,211)	(303,599)	(224,183)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	-	19,614	69,319
Proceeds from short term loans	4,382,386	2,462,936	6,890,321
Repayment of related party loans	-	-	-
Repayment of short term loans	(2,926,480)	(548,441)	(3,474,921)
Proceeds from issuance of common stock	-	-	100,001
CASH PROVIDED BY FINANCING ACTIVITIES	1,455,906	1,934,109	3,584,720

Effect of exchange rate changes on cash	1,712	(3,171)	197,854
NET INCREASE (DECREASE) IN CASH	192,387	(15,115)	257,620
Cash and cash equivalents, beginning of period	65,233	80,348	-
Cash and cash equivalents, end of period	$257,620	$65,233	$257,620

Supplemental disclosure information
Interest expense paid	$447,657	$29,065
Non-Cash Financing and Investing Activities:
Increase of accounts receivable related to the sale of land use right	$-	$882,351
Increase of accounts payable related to accrual of PP&E additions	$-	$1,549,467

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

The Company has not yet generated significant revenues from planned principal operations and is considered a development stage company.

2.   GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has accumulated deficits of $13,853,487 and $4,478,842 at July 31, 2010 and 2009, respectively that include losses of $11,413,008 and $4,961,009 for the years ended July 31, 2010 and 2009, respectively.  The Company also had a working capital deficiency of $5,210,101 and $2,634,207 as of July 31, 2010 and 2009.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going basis and do not include any adjustments that might result from outcome of this uncertainty.

At July 31, 2010, the Company has suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

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

b.   Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of its wholly and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

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

e.   Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances.  Management provides for probable uncollected amounts through a charge to earnings and a credit to an allowance for bad debts based on its assessment of the current status of individual accounts.  Balances those are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for bad debts and a credit to accounts receivable.

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

i.   Impairment of Long-Lived Assets

Long-lived assets, including property, plant and equipment, identifiable intangible assets and capitalized software costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value.

j.   Goodwill and Other Intangible Assets

Goodwill is not subject to amortization but is tested for impairment on an annual basis (or more frequently if impairment indicators arise). Impairment losses are calculated at the reporting unit level, and represent the excess of the carrying value of reporting unit goodwill over its implied fair value. The implied fair value of goodwill is determined by a two-step process. The first compares the fair value of the reporting unit (measured as the present value of expected future cash flows) to its carrying amount. If the fair value of the reporting unit is less than its carrying amount, a second step is performed. In this step, the fair value of the reporting unit is allocated to its assets and liabilities to determine the implied fair value of goodwill, which is used to measure the impairment loss.

The Company’s evaluation of goodwill completed during the year ended July 31, 2010 resulted in $8,110,960 impairment loss.

Our intangible assets consist primarily of land use right. intellectual property that has been internally developed or purchased.  Intangible assets are amortized using the straight-line method over estimated useful lives. None of our acquired intangible assets have indefinite lives. Land use rights are related to the land the Company occupies in Heilongjiang Province, PRC.

k.   Comprehensive income

ASC 220, “Reporting Comprehensive Income”, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  The Company’s other comprehensive income arose from the effect of foreign currency translation adjustments.

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

n.   Income taxes

The Company accounts for income taxes in accordance with FASB ASC 740, "Income Taxes."  FASB ASC 740  requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years.  Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

o.   Foreign exchange and currency translation

The Company’s functional currency is Chinese currency Renminbi (“RMB”) and its reporting currency is the U.S. dollar.  Transactions denominated in foreign currencies are translated into U.S. dollar at exchange rate in effect on the date of the transactions. Exchange gains or losses on transactions are included in earnings.

The financial statements of the Company are translated into United States dollars in accordance with ASC 830, “Foreign Currency Matters”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.

At July 31, 2010 and 2009, the cumulative translation adjustment of $223,430 and $50,301 were classified as an item of accumulated other comprehensive income in the stockholders’ equity section of the balance sheet respectively. For the year ended July 31, 2010 and 2009, other comprehensive loss was $173,129 and $5,932, respectively.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the financial statements were as follows:  As of July 31, 2010 and 2009, the Company used the period-end rates of exchange for assets and liabilities of $1 to RMB 6.765 and $1 to RMB 6.823 respectively. For the years ended July 31, 2010 and 2009, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of$1 to RMB 6.81338 and $1 to RMB 6.82361, respectively. The Company used historical rates for equity and goodwill.

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

q.   Net loss per share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At July 31, 2010 and 2009, respectively, the Company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been anti-dilutive due to the Company’s net loss.

r.   Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements”, an amendment of Accounting Research Bulletin No. 51 (SFAS 160) which was codified into ASC Topic 810 “Consolidation”, (ASC 810). This guidance introduces significant changes in the accounting and reporting for business acquisitions and noncontrolling interest in a subsidiary. It also changes the accounting and reporting for the deconsolidation of a subsidiary. The standard requires retrospective adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of the standard will be applied prospectively. Companies are required to adopt the new standard for fiscal years beginning after January 1, 2009. Effective August 1, 2009, the Company adopted this guidance and changed the accounting and reporting for minority interests, which were recharacterized as noncontrolling interests and classified as a component of equity. There was no impact on our consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued authoritative guidance which requires additional disclosures about transfers between Levels 1 and 2 of the fair value hierarchy and disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  This guidance was effective for the Company January 1, 2010, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010.  The adoption of this guidance, which is related to disclosure only, did not have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs.  This amendment requires an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity for financial reporting purposes. The amendment requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This amendment is effective for the Company beginning August 1, 2010.  The Company adopted the amendment August 1, 2010 and it did not have any impact on the Company’s financial position or results of operations.

In October 2009, the FASB issued authoritative guidance about the accounting for revenue contracts containing multiple elements, allowing the use of companies’ estimated selling prices as the value for deliverable elements under certain circumstances and to eliminate the use of the residual method for allocation of deliverable elements.  This guidance is effective for the Company beginning January 1, 2011.  The Company is currently evaluating the impact this standard will have on its financial statements

4.   CONCENTRATION OF CREDIT RISK

Financial instruments which potentially expose the Company to concentrations of credit risk, consist of cash and accounts receivable as of July 31, 2010 and 2009. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

A portion of the Company’s cash at July 31, 2010 and 2009 is maintained at various financial institutions in the PRC which do not provide insurance for amounts on deposit.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.
.
For the years ended July 31, 2010 and 2009, the Company’s sales were mainly made to customers located in the PRC. In addition, total accounts receivables as of July 31, 2010 and 2009 also arose from customers located in the PRC.

A significant percentage of the Company’s business is generated from a small number of customers.  However, due to the immaterial amount of revenue generated, the Company does not believe they are exposed to significant concentration of credit risk in this area.

5.   INVENTORIES

Inventories consist of the following:

	July 31,
	2010	2009
Raw material	$521,126	$499,610
Work-in-progress	1,556,799	1,054,871
Finished goods	264,419	114,590
	2,342,344	1,669,071
Less: Allowance for obsolescence	(1,702,604)	(1,021,028)
Inventory, net	$639,740	$648,043

6.   DUE FROM RELATED PARTIES

Due from related parties consist of the following:

	July 31,
Name and Description of Related Parties	2010	2009
Sun, Shouquan - CEO; Stockholder and companies under his contol	$8,890	$297,097
Wang, Guangyu - Stockholder	1,801	1,787
Total	$10,691	$298,884

"Due from related parties" represents loans that are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore are not considered current assets.

The balance owed by Shouquan Sun, the President and CEO, and the company under his control, totaled $8,890 and $297,097 as of July 31, 2010 and 2009, respectively.   The Company has changed its related policy and procedures in line with the prohibition on personal loans to executives contained in Section 402 of the Sarbanes-Oxley Act of 2002. The Company plans to settle all outstanding balances of the loans in the near future.

7.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	July 31,
	2010	2009
Buildings	$8,878,375	$8,665,104
Machinery and equipmen	1,350,455	523,771
Transportation equipment	437,239	433,600
Office equipment	148,926	141,778
Total costs	10,814,995	9,764,253
Less: accumulated depreciation	(1,186,392)	(549,659)
Property and equipments, net	$9,628,603	$9,214,594

Construction in progress	$156,503	$797,016

The depreciation expense was $631,471 and $475,342 for the years ended July 31, 2010 and 2009, respectively.

8.   GOODWILL

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed.  The Company evaluates its goodwill for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value.  Management has elected July 31 as the annual assessment date.  The Company only has one reporting unit whch is Harbin SQ. The Company performed its annual impairment test as of July 31, 2010. In performing goodwill impairment testing, the Company determines the fair value of reporting unit using a discounted cash flow (“DCF”) approach.  In applying the DCF approach, management forecasts cash flows over a five year period using assumptions of current economic conditions and future expectations of earnings. This analysis requires the exercise of significant judgment, including judgments about appropriate discount rates based on the assessment of risks inherent in the amount and timing of projected future cash flows.  The derived discount rate may fluctuate from period to period as it is based on external market conditions. All of these assumptions are highly subjective and based on unobservable level 3 inputs.  Updates to these assumptions in future periods, particularly changes in discount rates and growth rates, could result in different results of goodwill impairment tests and it is possible that such differences could have a material impact on our financial statements. Based on the analysis, the Company detemined that goodwill related to its Harbin SQ reporting unit was fully impaired resulted from an anticipated declines in sales and future operating performance and cash flows. As a result, the Company recorded a non-cash impairment charge of $8,110,960 during the fiscal year ended July 31, 2010.

9.   LONG-LIVED ASSETS AND OTHER INTANGIBLE ASSETS

Intangible assets consist of the following:

	July 31,
	2010	2009
Land Use Rights – Binxi County	$1,899,423	$1,898,308
Trademarks	1,419	1,407
Software	6,355	6,303
	1,907,197	1,906,018
Less: Accumulated amortization	(114,537)	(66,902)
Intangible assets, net	$1,792,660	$1,839,116

Valuation of Long-lived Assets and Other Intangible Assets.  Long-lived assets consist primarily of our property, plant, and equipment.  Our intangible assets consist primarily of land use right. intellectual property that has been internally developed or purchased.  Intangible assets are amortized using the straight-line method over estimated useful lives.  The Company reviews long-lived assets and other intangible assets for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  Our impairment testing consists of determining whether the carrying amount of the long-lived asset (asset group) is recoverable.  That is, whether the sum of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group) exceeds its carrying amount.   In making this determination, the Company uses certain assumptions, including estimates of future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, the length of service that assets will be used in our operations, and estimated salvage values. As of July 31, 2010, due to changes in estimates of future operating performance and cash flows that occurred during the quarter, the Company tested for impairment of its long-lived assets and other intangible assets and based on that analysis, determined that no impairment existed.   Based upon revised operational and cash flow forecasts, total future undiscounted cash flows still exceeded carrying value by over 33%, therefore the Company believes the carrying amount of its long-lived assets and other intangible assets is recoverable.  However, if the Company is unable to achieve its projected cash flows, management may be required to perform additional impairment tests of its remaining long-lived assets and other intangible assets.  The outcome of these additional tests may result in the Company recording additional impairment charges.

Amortization expense related to intangible assets is generally included in SG&A on the statements of operations.
Amortization expense was $41,419 and $48,334 for the years ended July 31, 2010 and 2009, respectively.

12.   Sale of Land Use Rights

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

13.   SHORT TERM LOAN

Short term loans consist of the following:

	2010	2009

Bank loan 2010	$2,217,000	$-
Bank loan 2009	-	1,465,700
Loans from individuals	677,160	645,805
Short term loan	2,894,160	2,111,505

The Company pledged the building and land located in Binxi city as collateral of the bank loan.

Loans from individuals were made by individuals to cover the Company’s temporary cash shortages. The short term loans are unsecured and due upon demand. Not all of the loans are interest-bearing. For interest bearing loans, the interest rate is ranging from 14% to 40% per annum.

In June 2010, the Company entered a 12-month short term loan agreement with a bank. The principal amount is $2,217,000 and the bearing interest in 6.903%  per annum. The loan is guaranteed by the third party guarantor and collateralized by the building and land use right of the Company.

In February of 2010, the Company matured a 12-month short term loan with a bank. The principal amount was $1,465,700 and the interest was 5.841% per annum.

Interest expenses for short term loans are $648,435 and $239,141 for the years ended July 31, 2010 and 2009, respectively.

14.   DUE TO RELATED PARTIES

Due to related parties consist of the following:

	July 31,
Name and Description of Related Parties	2010	2009
Due to shareholders of Power Profit	$2,447	$-
Due to shareholders of China Wind Energy	49,953	-
Ren, Jian – Prior CEO	-	51,980
Zhang, Luhui - Stockholder	3,447	3,418
Sun, Shouan - Sun, Shouquan's brother; Stockholder	20,167	19,999
Sun, Shouquan - CEO; Stockholder	-	711
Sun, Yulian	326,113	-
Sun, Weizhen	353,321	-
Zheng, Liping	120,096	-
Total	$875,544	$76,108

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

17.   INCOME TAX

The Company accounts for income taxes under FASB S, Accounting for Income Taxes, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

The Company was rewarded high technology entity in fiscal year 2010 and the tax rate will be 15% when it makes profit.

Due to the Company’s net loss position there was no provision for income taxes. The Company’s effective tax rate for the year ended July 31, 2010 and 2009 was 0% and 0% due to valuation allowance of net operating loss.

The Company’s taxes were subject to a full valuation allowance as follows:

	Year Ended	Year Ended
	July 31, 2010	July 31, 2009
Computed tax benefit at statutory rate	$(732,549)	$(553,567)
Change in valuation allowance	732,549	553,567
Income tax expense (benefit)	-	-

The net deferred tax asset generated by the loss carry-forward has been fully reserved due to the uncertainly of its realizability.

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

The Company has no United States corporate income tax liability as of July 31, 2010 and 2009.

18.   CONTINGENCIES, RISKS AND UNCERTAINTIES

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

Loan to Officer

Prior to the acquisition by the Company, Harbin SQ forwarded a loan to Shouquan Sun, the Company’s President and CEO.  The balance owed by the President and CEO, and the company under his control, totaled $8,890 and $297,097 as of July 31, 2010 and 2009, respectively.  Section 402 of the Sarbanes-Oxley Act of 2002 prohibits loans or the extension of credit to officers and directors of a publicly traded company or any of its subsidiaries.  The Company is currently in contravention of these provisions and faces possible regulatory action by the SEC.

The Company’s management believes that the following will mitigate against potential action by the SEC:

-	The loan was provided to Mr. Sun prior to its acquisition by the Company;

-	No more fund have been forwarded to Shouquan Sun since he became the President and CEOof the Company;

-	The outstanding balance of the loan is immaterial as of July 31, 2010. The Company plans to settle all outstanding balance of this loan in the near future.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements or reportable events in connection with any changes in accountants undertaken by us.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2010. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the evaluation performed, our management concluded there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of personnel with the appropriate knowledge of generally accepted accounting principles (GAAP) and the SEC reporting experience, coupled with a lack of segregation of duties and minimal staffing. To remedy this material weakness, management is actively searching for competent candidate and working with outside consultants in the financial reporting process.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this annual report

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2010, we implemented the following measures to improve our internal control over financial reporting:

(1) Engaged outside consultants to assist in our assessment of the effectiveness of the company’s internal controls over financial reporting; and

(2) Developed and instituted new internal control procedures to strengthen our month-end close and financial reporting processes;

We believe these measures have strengthened our internal control over financial reporting and disclosure controls and procedures.

Our senior executives and our Board of Directors are committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity. This commitment has been and will continue to be communicated to and reinforced with our employees and to external stakeholders.

In addition, under the direction of the Board of Directors, management will continue to review and make changes to the overall design of our internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting and our disclosure controls and procedures.

Except for the changes discussed above, there was no change in our internal control over financial reporting that occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, and position of our executive officers and directors of as of December 7, 2010.

Name	Age	Position
Shouquan Sun	52	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, Secretary and Director President and director of Harbin SQ, our majority owned subsidiary.
Xiya Sun	23	Director Director of XingYe, our wholly owned subsidiary
Huaiwen Zheng	24	Director

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

Board of Directors and Director Nominees

Our Board of Directors met in person or via telephone occasionally during our fiscal year ended July 31, 2010.

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

Family Relationships

There are no family relationships among our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended July 31, 2010, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

Effective October 1, 2010, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company's officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.
full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's Senior Officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly Senior Officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any Senior Officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is being filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report for the year ended January 31, 2009. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: China Wind Energy Inc., No. 2 Haibin Road, Developing Area, Heilongjian Province, China.

Item 11.   Executive Compensation

The particulars of the compensation paid to the following persons:

●	our principal executive officer;

●	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended July 31, 2010 and 2009; and

●
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended July 31, 2010 and 2009, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

Summary Compensation Table (1)
Name and Principal Position	Year	Salary ($)	Other	Total ($)

Shouquan Sun (2)	2010	5,243	(3)	5,243
	2009	124,956	(3)	124,956

(1)	Pursuant to Item 402(5) of Regulation S-K tables and columns have been omitted where no compensation has been awarded.

(2)
Shouquan Sun was appointed as our director, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on May 26, 2008. We did not enter into any management or consulting agreements with Shouquan Sun, but Harbin SQ, our subsidiary, agreed to pay Shouquan Sun $10,413 per month as consideration for his management services.

(3)
Shouquan Sun, our director and sole officer, as well as a real estate company under his control, were provided the benefit of a loan by our majority owned subsidiary, Harbin SQ before our acquisition of Harbin SQ.

We made no grants of stock options or stock appreciation rights since our inception to July 31, 2010.

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

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended July 31, 2010.

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

Change of Control

As of December 7, 2010 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 7, 2010 by: (i) each of our directors, (ii) each of our named executive officers and (iii) owners of 5% or more of our common shares. There was no other person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own. All persons named have sole voting and investment power with respect to the shares, except as otherwise noted.  The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Annual Report on Form 10-K.

Title of Class	Name & address of beneficial owner	Number of Shares of Common Stock(1)	Percentage of Common Stock(2)
Common Stock	Shouquan Sun (3) No2, Haibin Road Binxi Economy Development Harbin, China	5,000,000	9.6%
Common Stock	Xiya Sun (4) No2, Haibin Road Binxi Economy Development Harbin, China	100,440	*(5)
Common Stock	Huaiwen Zheng (6) No2, Haibin Road Binxi Economy Development Harbin, China	Nil	0%
All Officers and Directors as a Group		5,100,440	9.6%
Common Stock	Luming Zhang No. 4 4ZU, 8WEI Luobei County, Heilongjiang Province, Fengxiang Town, China	3,513,276	6.8
Common Stock	Shitian Wu Team 39 Suibin Farm Suibin County, Heilongjiang Province, China	2,900,000	5.6

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

(2)	Based on 51,902,250 issued and outstanding shares of common stock as of December 7, 2010.
(3)	Shouquan Sun is our director, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer.
(4)	Xiya Sun is our director.
(5)	Less than 1%
(6)	Huaiwen Zheng is our director.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

We owed the following amounts to the following related parties as at July 31, 2009 and 2010:

	July 31,
Name and Description of Related Parties	2010	2009
Due to shareholders of Power Profit	$2,447	$-
Due to shareholders of China Wind Energy	49,953	-
Ren, Jian – Prior CEO	-	51,980
Zhang, Luhui - Stockholder	3,447	3,418
Sun, Shouan - Sun, Shouquan's brother; Stockholder	20,167	19,999
Sun, Shouquan - CEO; Stockholder	-	711
Sun, Yulian	326,113	-
Sun, Weizhen	353,321	-
Zheng, Liping	120,096	-
Total	$875,544	$76,108

These loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, and are therefore, deemed payable on demand.

Additionally, we had the following amounts owing to us by related parties as at July 31, 2009 and 2010:

	July 31,
Name and Description of Related Parties	2010	2009
Sun, Shouquan - CEO; Stockholder and companies under his contol	$8,890	$297,097
Wang, Guangyu - Stockholder	1,801	1,787
Total	$10,691	$298,884

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

Item 14.   Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2010 and for fiscal year ended July 31, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended July 31
	2010 ($)	2009 ($)
Audit Fees	65,000	40,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	65,000	40,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a) (1) Financial Statements

See “Index to Consolidated Financial Statements” set forth on page F-1.

(a) (2) Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibits

Exhibit Number	Exhibit Description
10.1	Cooperation Agreement with Xu Ji Wind Energy Technology Company
21.1	List of Subsidiaries
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

CHINA WIND ENERGY INC.

Date: December 8, 2010	By:	/s/ Shouquan Sun
Shouquan Sun
Director, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Shouquan Sun		December 8, 2010
Shouquan Sun	Director, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer

/s/ Xiya Sun		December 8, 2010
Xiya Sun	Director

/s/ Huaiwen Zheng		December 8, 2010
Huaiwen Zheng	Director