Form 10-K/A
period 2010-07-31
China Wind Energy Inc.
filed 2011-04-28
CIK 1393109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment #1

☒ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

2.	ZL200520020555.9 - This patent relates to a frame structure tower for wind energy equipment. The patent was obtained in 2005 and expires in 2015.

3.	ZL200220020019.9 - This patent relates to an integer-stand wind energy dynamotor. This patent was obtained in 2002 and expires in 2012.

4.	ZL200220020018.4 - This patent relates to a super-high-binding and auto-rising tower crane for the wind energy dynamotor. This patent was obtained in 2002 and expires in 2012.

5.	ZL200520020020.1 - This patent relates to equipment for motional wind energy blade production. This patent was obtained in 2005 and expires in 2015.

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

In 2010, we began research and production of an intelligent blade monitor system. The service life of turbine blade is twenty years. Exposed to wind, frog, rain, the damage to them is inevitable. At present, the damage to blades can only be found when it causes the shutdown of turbines. We believe that our intelligent blade monitor system will aid in monitoring blade damage, dynamic balancing, ice covering, turbine and gear case temperature and turbine tower column inclination. Our targeted customers are turbine blade producers, wind turbine generator producers and wind field operators. We anticipate that the products will enter the market in November or December 2010 with commercial levels of production in March of 2011 .

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

We used net cash of $2,125,918 in operating activities for the year ended July 31, 2010 as compared to $1,642,454 for the year ended July 31, 2009 and $4,192,679 from inception to July 31, 2010.  The decrease in cash used in operating activities for the year ended is mainly attributed to decrease in accounts receivable.

We used net cash of $860,697 in investing activities for the year ended July 31, 2010 including $319,896 in purchase of property, offset by $288,675 in collection of loans made to related parties, $891,908 in proceeds from sale of land use right. This compares to $303,599 used in investing activities for the year ended July 31, 2009 including $799,738 in purchases of property and equipment and $398,558 in cash paid for construction, offset by $723,541 collection of loans made to related parties.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and has a working capital deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

December 6, 2010

(April 26, 2011 as to the effects of correcting the 2010 financial statements described in Note 19)

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

The accompanying notes are an integral part of these financial statements

China Wind Energy Inc. And Subsidiaries
(A Development Stage Company)
Consolidated Statement of Operations

			Nov.27, 2006
	Year Ended	Year Ended	(Inception) to
	July 31, 2010	July 31, 2009	July 31, 2010

Revenue	$194,069	$82,308	$424,760
Cost of goods sold	(887,682)	(631,507)	(1,646,627)
Gross loss	(693,613)	(549,199)	(1,221,867)

Operating Expenses
Selling expenses	39,311	101,351	144,447
General and administrative	1,992,398	2,581,395	5,016,777
Loss on goodwill impairment	8,110,960	-	8,110,960
Loss on disposal of assets	-	1,651,934	1,651,934

Total operating expenses	10,142,669	4,334,680	14,924,118

Loss from operations	(10,836,282)	(4,883,879)	(16,145,985)

Other income (expenses)
Interest income	255	806	1,255
Interest expenses	(648,435)	(239,141)	(896,315)
Government subsidy income	71,454	161,205	232,659

Total other (expenses)	(576,726)	(77,130)	(662,401)

Loss before income taxes	(11,413,008)	(4,961,009)	(16,808,386)
Income taxes	-	-	-
Net loss	(11,413,008)	(4,961,009)	(16,808,386)
Less: net loss attributable to the non-controlling interest	2,038,363	883,791	2,954,899
Net loss attributable to China Wind Energy Inc.	(9,374,645)	(4,077,218)	(13,853,487)

Other comprehensive loss
Foreign currency translation	(173,129)	(5,932)	(223,430)
Total omprehensive loss	$(11,239,879)	(4,955,077)	$(16,584,956)
Comprehensive loss attributable to the non- controlling interest	(2,005,649)	(883.008)	(280,691)
Comprehensive loss attributable to China Wind Energy Inc.	(9,234,230)	(4,072,069)	(16,304,265)
Net Loss Per Share, Basic and Diluted	(0.18)	(0.08)
Weighted Average Shares Outstanding, Basic and Diluted	51,902,250	51,902,250

The accompanying notes are an integral part of these financial statements

China Wind Energy Inc. And Subsidiaries
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity
For the period from November 27, 2006 (Date of Inception) to July 31, 2010

				Stock
	Common Stock			Subscriptions		Accumulated	Noncontrolling	Total
	Shares	Amount	APIC	Receivable	OCI	Deficit	Interest	Equity
Bal. at inception (11/27/06)	-	$-	$-	$-	$-	$-	$-	$-
Issuance of CS for cash	1	1	100,000	(100,000)	-	-	-	1
Foreign Currency Translation	-	-	-	-	(120)	-	-	(120)
Net Loss	-	-	-	-	-	(37,817)	-	(37,817)

Bal. at 7/31/07	1	$1	$100,000	$(100,000)	$(120)	$(37,817)	$-	$(37,936)

Proceeds from issuance of CS	-	-	-	100,000	-	-	-	100,000

Adjustment to number of shares of CS issued and O/S as a result of reverse merger takeover of CWE Ltd.
Recapitalization related to reverse merger	36,887,249	3,688	(3,688)	-	-	-	-	-
Net assets acquired in reverse merger	-	-	3,041	-	-	-	-	3,041
Issuance of CS for service	15,000	2	17,848	-	-	-	-	17,850

Issuance of CS for acquisition	15,000,000	1,500	20,218,500	-	-	-	-	20,220,000
Noncontrolling interest related to acquisition of controlling interest in Harbin SQ		-	-	-	-	-	2,607,965	2,607,965
Foreign Currency Translation	-	-	-	-	44,489	-	-	44,489
Net Loss	-	-	-	-	-	(363,807)	-	(363,807)

Bal. at 7/31/08	51,902,250	$5,191	$20,335,701	$-	$44,369	$(401,624)	$2,607,965	$22,591,602

Foreign Currency Translation	-	-	-	-	5,932	-	783	6,715
Net Loss	-	-	-	-	-	(4,077,218)	(883,791)	(4,961,009)

Bal. at 7/31/09	51,902,250	$5,191	$20,335,701	$-	$50,301	$(4,478,842)	$1,724,957	$17,637,308

Foreign Currency Translation					140,414		32,715	173,129
Net Loss						(9,374,645)	(2,038,363)	(11,413,008)
								-
Bal. at 7/31/10	51,902,250	$5,191	$20,335,701	$-	$190,715	$(13,853,487)	$(280,691)	$6,397,429

The accompanying notes are an integral part of these financial statements

China Wind Energy Inc. And Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows

			Nov. 27, 2006
	Year Ended	Year Ended	(Inception)
	July 31, 2010	July 31, 2009	to July 31, 2010
	(Restated)(Note 19)		(Restated)(Note 19)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,413,008)	$(4,961,009)	$(16,808,386)
Adjustments to reconcile net income to net cash
used for operating activities:
Depreciation	634,471	475,342	1,124,295
Provision for inventory	668,317	-	564,051
Amortization	41,419	48,334	141,072
Loss on disposal of assets	-	1,651,934	1,651,934
Loss(Gain) on physical count of inventories	-	-	26,831
Loss on goodwill impairment	8,110,960	-	8,110,960
Common stock issued for services	-	-	17,850
Changes in operating assets and liabilities
Accounts receivable		19,614	19,188
Prepaid expenses	(961)	317,646	265,343
Inventories	(526,502)	(204,767)	(558,680)
Advance to Suppliers	68,643	-	68,643
Prepayment and deposit	3,821	738,204	561,571
Accounts payable & accrued liabilities	286,922	272,248	622,648
NET CASH USED IN OPERATING ACTIVITIES	(2,125,918)	(1,642,454)	(4,192,679)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(319,896)	(799,738)	(1,593,670)
Cash paid for construction in progress	-	(398,558)	(398,558)
Proceeds from sale of land use right	891,908	73,285	965,193
Proceeds from sale of fixed assets	-	99,278	99,278
Cash paid to acquire intangibles	-	(1,407)	(1,407)
Collection of loans made to related parties	288,675	723,541	1,282,176
cash acquired on acquisition	-	-	314,713
CASH USED FOR INVESTING ACTIVITIES	860,697	(303,599)	667,725

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	-	19,614	69,319
Proceeds from short term loans	4,382,386	2,462,936	6,890,321
Repayment of related party loans	-	-	-
Repayment of short term loans	(2,926,480)	(548,441)	(3,474,921)
Proceeds from issuance of common stock	-	-	100,001
CASH PROVIDED BY FINANCING ACTIVITIES	1,455,906	1,934,109	3,584,720

Effect of exchange rate changes on cash	1,712	(3,171)	197,854
NET INCREASE (DECREASE) IN CASH	192,387	(15,115)	257,620
Cash and cash equivalents, beginning of period	65,233	80,348	-
Cash and cash equivalents, end of period	$257,620	$65,233	$257,620

Supplemental disclosure information
Interest expense paid	$447,657	$29,065
Non-Cash Financing and Investing Activities:
Increase of accounts receivable related to the sale of land use right	$-	$882,351
Increase of accounts payable related to accrual of PP&E additions	$-	$1,549,467

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

12.   Sale of Land Use Rights

On November 6, 2007, the Company signed a contract with Heilongjiang Nongkentaixing Real Estate Development Co. Ltd to sell the Company’s land use rights in Harbin City. The total contract price is approximately $10,308,827 (equivalent to 70,500,000 in Chinese currency RMB). The Company did not reclassify the Harbin City land use right asset as “hold for sale” on the consolidated balance sheet as of July 31, 2008 because the sale of the land use right requires regulatory approval from the Chinese government. Since the land use right is within the area subject to urban planning restrictions in Harbin City, the government will not process the transfer of this right until the whole identified area complies with the use regulated by urban planning.  Since the area subject to urban planning restrictions is quite large, the Company expect this process to take a long time and the delay in the transfer of the land use right demonstrates that the Company cannot immediately sell this right. Therefore, as of July 31, 2008, the sales proceeds of approximately $7.6 million received is recorded as “Other Advance Receipts”  and the land use right in Harbin City remains on balance sheet as intangible assets.

In October 2008, the title transfer was approved by the government and by July 31, 2009, the company had received additional net proceeds of approximately $0.1 million. The remaining proceeds net of sales tax for the amount of $0.9 million was included as accounts receivable at July 31, 2009 and was subsequently collected in the fiscal year of 2010. Loss on the disposal of land use rights for the amount of $1.7 million was recognized for the year ended July 31, 2009. The loss on the sale was calculated by deducting net carrying value of land use right as of the date of disposal from total cash receipts.

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

Accounting for Uncertainty in Income Taxes

The Company accounts for uncertainty in income taxes in accordance with applicable accounting standards, which prescribe a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These accounting standards also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.

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

Loan to Officer

Prior to the acquisition by the Company, Harbin SQ forwarded a loan to Shouquan Sun, the Company’s President and CEO.  The balance owed by the President and CEO, and the company under his control, totaled $8,890 and $297,097 as of July 31, 2010 and 2009, respectively.  Section 402 of the Sarbanes -Oxley Act of 2002 prohibits loans or the extension of credit to officers and directors of a publicly traded company or any of its subsidiaries.  The Company is currently in contravention of these provisions and faces possible regulatory action by the SEC.

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

19.   RESTATEMENTS AND CORRECTION OF ERRORS

The company restated its Consolidated Statements of Cash Flows for the year ended July 31, 2010, and for the period from inception to July 31, 2010, respectively.
The company revised to include the statement of changes in stockholders’ equity for the period from inception through July 31, 2008.

The following table is a summary of the restatements in 2010 financial statements.

China Wind Energy Inc. And Subsidiaries
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Year Ended July 31, 2010			Nov. 27, 2006 (Inception) to July 31, 2010
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Cash Flows From Operating Activities
Changes in operating assets and liabilities:
Accounts receivable	$891,908	$(891,908)	$-	$911,096	$(891,908)	$19,188
Net cash used in operating activities	(1,234,010)	(891,908)	(2,125,918)	(3,300,771)	(891,908)	(4,192,679)

Cash Flows From Investing Activities
Proceeds from sale of land use right	-	891,908	891,908	73,285	891,908	965,193
Net cash used in investing activities	$(31,211)	$891,908	$860,697	$(224,183)	$891,908	$667,725

The following table is to include the statement of changes in stockholders’ equity for the period from inception through July 31, 2008.

	Common Stock			Stock Subscriptions		Accumulated	Noncontrolling	Total
	Shares	Amount	APIC	Receivable	OCI	Deficit	Int	Equity
Bal. at inception (11/27/06)	-	$-	$-	$-	$-	$-		$-
Issuance of CS for cash	1	$1	$100,000	$(100,000)	$-	$-		$1
Foreign Currency Translation	-	$-	$-	$-	$(120)	$-		$(120)
Net Loss	-	$-	$-	$-	$-	$(37,817)		$(37,817)

Bal. at 7/31/07	1	$1	$100,000	$(100,000)	$(120)	$(37,817)		$(37,936)

Proceeds from issuance of CS	-	$-	$-	$100,000	$-	$-		$100,000

Adjustment to number of shares of CS issued and O/S as a result of reverse merger take over of CWE Ltd.
Recapitalization related to reverse merger	36,887,249	$3,688	$(3,688)	$-	$-	$-		$-
Net assets acquired in reverse merger	-	$-	$3,041	$-	$-	$-		$3,041
Issuance of CS for service	15,000	$2	$17,848	$-	$-	$-		$17,850

Issuance of CS for acquisition	15,000,000	$1,500	$20,218,500	$-	$-	$-		$20,220,000
Noncontrolling interest related to acquisition of controlling interest in Harbin SQ		$-	$-	$-	$-	$-	$2,607,965	$2,607,965
Foreign Currency Translation	-	$-	$-	$-	$44,489	$-		$44,489
Net Loss	-	$-	$-	$-	$-	$(363,807)		$(363,807)

Bal. at 7/31/08	51,902,250	$5,191	$20,335,701	$-	$44,369	$(401,624)	$2,607,965	$22,591,602

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

CHINA WIND ENERGY INC.

Date: April 27, 2011	By:	/s/ Shouquan Sun
Shouquan Sun
Director, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Shouquan Sun		April 27, 2011
Shouquan Sun	Director, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer

/s/ Xiya Sun		April 27, 2011
Xiya Sun	Director

/s/ Huaiwen Zheng		April 27, 2011
Huaiwen Zheng	Director